Form 10-Q
period 1996-04-30
TOWER AIR INC
filed 1996-05-15
CIK 778718

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              ------------------

                                   FORM 10-Q
                              ------------------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                      OR

          (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______TO_______.

                        COMMISSION FILE NUMBER 0-22526

                                TOWER AIR, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                  11-2621046
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


     HANGAR NO. 17
     J.F.K. INTERNATIONAL AIRPORT
     JAMAICA, N.Y.                                     11430
     (Address of principal executive offices)       (Zip Code)




                                (718) 553-4300
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

          Yes X         No___
             ---

     As of April 30, 1996, there were 15,290,006 shares of Common Stock, par value $.01 per share, outstanding.

                                 Page 1 of 14 pages

TOWER AIR, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 1996


   INDEX

                                                                               PAGE
                                                                               ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Balance Sheets as of March 31, 1996
              and December 31, 1995..........................................     3
              Statements of Operations for the three months
              ended March 31, 1996 and 1995..................................     4
              Statements of Cash Flows for the three months
              ended March 31, 1996 and 1995..................................     5
              Notes to Financial Statements..................................     6
              Selected Operating Data........................................     8

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..........................................     9
PART II.      OTHER INFORMATION..............................................    13

SIGNATURES                                                                       14


PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                TOWER AIR, INC.
                                BALANCE SHEETS
                       (In thousands, except share data)

                                                               March 31,       December 31,
                                                                1996              1995
                                                              (Unaudited)
                                                          ------------------  --------------
ASSETS
- ------
Current Assets:
  Cash and cash equivalents                                 $          5,418   $   3,521
  Certificates of deposit, at cost,
    which approximates market                                            700         700
  Trade receivables, net                                              24,770      27,931
  Insurance proceeds receivable                                            -      25,000
  Prepaid expenses and other current assets                            5,658       4,861
                                                           -----------------    -----------
       Total current assets                                           36,546      62,013

Property and Equipment, at cost:
  Flight equipment                                                   271,612     216,756
  Ground property and equipment                                       30,092      29,504
                                                           -----------------    -----------
                                                                     301,704     246,260

  Less accumulated depreciation and amortization                     107,435      99,058
                                                           -----------------    -----------
                                                                     194,269     147,202

Other Assets                                                           2,104       1,332
                                                           -----------------    -----------
                                                             $       232,919   $ 210,547
                                                           =================    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- --------------------------------------------------
Current Liabilities:
  Accounts payable                                           $        19,443   $  23,006
  Accrued liabilities                                                 25,574      33,503
  Air traffic liability                                               19,751      19,878
  Current maturities of long-term debt (Note 2)                       34,200      14,370
                                                           -----------------    -----------
       Total current liabilities                                      98,968      90,757

Long-Term Debt (Note 2)                                               53,011      23,594
Deferred Income Taxes                                                 12,054      18,654
Deferred Rent                                                          1,598       1,508

Stockholders' Equity (Note 3):
  Preferred stock, $.01 par value;
    5,000,000 shares authorized; none issued                               -           -
  Common stock, $.01 par value;
    35,000,000 shares authorized;
    15,500,006 issued                                                    155         155
  Additional paid-in capital                                          43,885      43,885
  Retained earnings                                                   24,759      33,505
  Less treasury stock, at cost (210,000 shares)                        1,511       1,511
                                                           -----------------    -----------
       Total stockholders' equity                                     67,288      76,034
                                                           -----------------    -----------
                                                            $        232,919   $ 210,547
                                                           =================    ===========

See accompanying notes to financial statements.

                                TOWER AIR, INC.
                           STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share data)



                                                Three Months Ended
                                                     March 31,
                                              ---------------------
                                                1996         1995
                                              ---------   ---------

OPERATING REVENUES:
   Scheduled Passenger Service                $  55,540    $ 47,681
   Commercial Charter Service                     8,332      11,021
   Military Charter Service                      15,794      15,636
   Cargo Service                                  4,356       5,822
   Other                                          1,802       1,933
                                              ---------    --------

      Total operating revenues                   85,824      82,093

OPERATING EXPENSES:
   Fuel                                          18,003      16,612
   Flight equipment rentals and insurance         5,110       4,473
   Maintenance                                   10,395       9,951
   Crew costs and other                           6,858       5,884
   Aircraft and traffic servicing                20,248      16,043
   Passenger servicing                           11,612       9,289
   Promotion, sales and commissions              13,094      15,065
   General and administrative                     5,188       4,384
   Depreciation and amortization                  8,455       7,041
                                              ---------    --------
      Total operating expenses                   98,963      88,742
                                              ---------    --------


OPERATING LOSS                                  (13,139)     (6,649)

OTHER EXPENSES (INCOME):
   Interest and other income                        272        (583)
   Interest expense                               1,323         969
                                              ---------    --------
      Total other expenses                        1,595         386
                                              ---------    --------

LOSS BEFORE INCOME TAXES                        (14,734)     (7,035)
   Income Tax Benefit                            (6,600)     (3,454)
                                              ---------    --------

NET LOSS                                      $  (8,134)   $ (3,581)
                                              =========    ========

NET LOSS PER SHARE                            $    (.53)   $   (.23)
                                              =========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING              15,290      15,290
                                              =========    ========


See accompanying notes to financial statements

                                TOWER AIR, INC.
                           STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)


                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                       1996         1995
                                                                   -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                         $  (8,134)   $ (3,581)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
          Depreciation and amortization                                 8,455       7,041
          Provision for doubtful accounts                                   -         150
          Deferred income taxes                                        (6,600)     (3,454)
          Deferred liabilities                                             90          82
          Loss (gain) on disposal of property and equipment                 -        (356)
          Changes in operating assets and liabilities:
              Trade receivables                                         3,161         979
              Insurance proceeds receivable                            25,000           -
              Prepaid expenses and other assets                          (984)     (1,234)
              Accounts payable and accrued liabilities                (11,055)     (2,084)
              Air traffic liability                                      (127)      2,399
                                                                     --------    --------
   Net cash provided by (used in) operating activities                  9,806         (58)


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of flight equipment                                       (18,693)     (9,343)
   Purchase of ground property and equipment                             (588)     (1,028)
   Proceeds from sale of property and equipment                             -         525
   Decrease in certificates of deposit                                      -          80
                                                                     --------    --------
   Net cash used in investing activities                              (19,281)     (9,766)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                            22,625      12,000
   Principal payments on borrowings                                    (9,978)     (2,746)
   Payment of cash dividends                                             (612)       (611)
   Purchase of treasury stock                                               -        (132)
   Other                                                                 (663)          -
                                                                     --------    --------
   Net cash provided by financing activities                           11,372       8,511
                                                                     --------    --------


   Net increase (decrease) in cash and cash equivalents                 1,897      (1,313)
   Cash and cash equivalents at beginning of period                     3,521    $ 14,824
                                                                     --------     -------
   Cash and cash equivalents at end of period                        $  5,418    $ 13,511
                                                                     ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                         $   1,203    $    967
   Cash (refunded) paid during the period for income taxes, net     $  (1,210)   $    170

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
 ACTIVITIES:
      Purchase of flight equipment accrued but not paid             $   5,167    $      -
      Purchase of flight equipment financed through debt            $  36,600    $      -



     See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS


     1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by Tower Air, Inc. (the Company) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. These interim financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year.


     2.   LONG-TERM DEBT

     In January 1996, the Company prepaid the entire $7.1 million outstanding balance of one of the 10.4% Notes. Also in January 1996, the Company converted the remaining 10.4% Note outstanding to a floating interest rate of LIBOR plus 1.75% with the option to fix the interest rate for one, three or six-month periods.

     Also in January 1996, the Company purchased two Boeing 747 aircraft for an aggregate purchase price of $24.5 million. In connection with this purchase, the Company issued a $20.0 million promissory note to a commercial finance company. This loan bears interest at 9.39% and requires monthly installments of principal and interest of approximately $0.4 million through January 2001.

     In February 1996, the Company purchased three Boeing 747 aircraft for an aggregate purchase price of $10.0 million. In connection with this purchase, the Company paid $2.0 million and issued an $8.0 million promissory note to the seller, a financial institution. This loan bears interest at prime plus 1% and requires monthly principal installments of approximately $0.3 million through July 1996 and a balloon payment of $6.3 million in August 1996.


     Also in February 1996, the Company purchased four engines for an aggregate purchase price of $9.1 million (including $0.3 million of imputed interest). In connection with this purchase, the Company paid $0.5 million and issued an $8.6 million promissory note to the seller. The promissory note requires monthly payments of $0.5 million in March and April, $1.1 million in May, $0.5 million in June and a final payment of $6.0 million in July 1996.

     In March 1996, the Company refinanced the outstanding balance of Notes bearing interest at prime plus 2% due in monthly installments through October 1996, Notes bearing interest at prime plus 2.25% due in monthly installments through August 1996, and Notes bearing interest at prime plus 2.0% due in February 1997, in addition to the $20.0 million note issued in January 1996, with the same financial institution. In addition, the Company borrowed an additional $17.0 million which is secured by the two Boeing 747 aircraft purchased in January 1996. The new loan balance, which aggregates $50.2 million, bears interest at 10.12% and requires monthly installments of principal and interest of approximately $1.1 million through March 2001.

     Also in March 1996, the Company received the remaining $0.6 million balance from the Port Authority of New York and New Jersey of the $5.5 million five-year financing for the terminal facility expansion project at John F. Kennedy International Airport, which had been completed in 1995 at a total cost of approximately $10.0 million. This loan bears interest at a fixed rate of 8.5%.

     The Company has an unsecured $15.0 million line of credit, subject to the execution and delivery of certain documentation and the negotiation of certain terms, with a domestic commercial bank. The bank, at its discretion, may issue standby letters of credit on behalf of the Company and advance working capital loans on terms to be negotiated. In February 1996, the Company borrowed $5.0 million under this line of credit agreement which bears interest at prime rate and is due in May 1996. The Company expects that the due date of this advance will be extended to June 30, 1996. The line is available through June 30, 1996, however, the Company is currently involved in negotiations to renew this line of credit for an additional year. No borrowings were outstanding under this line at March 31, 1995. At March 31, 1996, the Company was contingently liable for approximately $4.5 million of letters of credit, of which $0.3 million were collateralized by certificates of deposit amounting to $0.4 million.

     3.   STOCKHOLDERS' EQUITY

     The Company paid a cash dividend of four cents per share of Common Stock for the first quarter of 1996 on March 15, 1996.

     4.   INCOME TAXES

     Income taxes are calculated at the estimated annual effective tax rate, which differs from the federal statutory rate of 35%, primarily due to the effect of state income taxes and certain nondeductible items.

     5.   SUBSEQUENT EVENT

     In May 1996, the Company purchased one Boeing 747 aircraft for an aggregate purchase price of $21.0 million. In connection with this purchase, the Company issued a $21.0 million note to a commercial finance company. This loan bears inter est at 10.27% and requires monthly installments of principal and interest of approximately $0.4 million through May 2001.



                                TOWER AIR, INC.
                            SELECTED OPERATING DATA
                                  (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                     -----------------------

                                                        1996          1995
                                                     ----------    ---------
Scheduled Passenger Service:
  Revenue passengers carried
    (in thousands)                                          286          218
  Revenue passenger miles
    (in thousands) (RPMs) (1)                           775,762      657,054
  Available seat miles
    (in thousands) (ASMs) (2)                         1,080,465      929,267
  Passenger load factor (3)                               71.80%       70.71%
  Yield per RPM (4)                                 $     .0716    $   .0726
  Block hours flown (5)                                   5,215        4,269
  Operating expense per ASM (6)                     $     .0553    $   .0479
  Revenue per block hour (8)                        $    10,650    $  11,169
  Variable expense per block hour (7)               $    10,071    $  10,052

Commercial Charter Service:
  Block hours flown (5)                                   1,304        1,217
  Revenue per block hour (8)                        $     6,390    $   9,056
  Variable expense per block hour (7)               $     5,086    $   7,555

Military Charter Service:
  Block hours flown (5)                                   1,470        1,575
  Revenue per block hour (8)                        $    10,744    $   9,928
  Variable expense per block hour (7)               $     8,351    $   7,207

Cargo Service:
  Block hours flown (5)                                   1,027        1,232
  Revenue per block hour (8)                        $     4,241    $   4,726
  Variable expense per block hour (7)               $     2,067    $   2,973

Total:
  Block hours flown (5)                                   9,016        8,293
  Revenue per block hour (8)                        $     9,319    $   9,666
  Variable expense per block hour (7)               $     8,158    $   8,094
  Average hours of daily utilization (9)                    7.5          7.7
  Employees (at period-end)                               1,677        1,440
  Number of aircraft in service (at period-end)              17           17

- -----------------------------------------------
(1) "Revenue passenger miles" or "RPMs" represent the number of miles flown by revenue passengers.
(2) "Available seat miles" or "ASMs" represent the number of seats available for passengers multiplied by the number of miles those seats are flown.
(3) "Passenger load factor" represents revenue passenger miles divided by available seat miles.
(4) "Yield per RPM" represents total revenue from scheduled passenger service divided by revenue passenger miles.
(5) "Block hours" represent the period of time between the aircraft's departure from the place where it is parked to its arrival at its destination.
(6) "Operating expense per ASM" represents certain direct variable costs for scheduled passenger service, which include passenger liability insurance, catering, crew costs, fuel, landing and handling fees, maintenance, navigation fees, "power by the hour" rent, plus marketing and reservations, and an allocation of other fixed costs based on block hours, divided by total scheduled passenger service ASMs.
(7) "Variable expense per block hour" represents total direct variable costs, which include passenger liability insurance, catering, crew costs, commissions, fuel, landing and handling fees, maintenance, navigation fees and insurance and "power by the hour" rent, divided by block hours.
(8) "Revenue per block hour" represents total revenue from scheduled passenger service, commercial charter service, military charter service and cargo service divided by total block hours flown.
(9) "Average hours of daily utilization" represents the actual number of block hours per aircraft per operating day.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the three-month period ended March 31, 1996 (the 1996 First Quarter), the Company recorded a net loss of $8.1 million compared with a net loss of $3.6 million for the three-month period ended March 31, 1995 (the 1995 First Quarter). The $4.6 million increase in net loss was principally due to the decreased yields in the Tel Aviv market which was impacted by recent terrorist activity in Israel, costs associated with the cessation of scheduled service to India on March 10, 1996, extreme weather conditions in the Northeast which resulted in significant de-icing costs and re-scheduling related expenses, the grounding of one of the Company's two cargo aircraft to comply with newly restrictive Airworthiness Directive (AD) requirements which impacted cargo revenues in February and March 1996 and an increase in fuel prices. In addition, certain pre-operating costs were incurred in the first quarter for the 1996 Hadj pilgrimage which commenced on March 20, 1996. Historically, the Company has experienced its strongest operating results for its scheduled passenger and charter services during the summer months.

OPERATING REVENUES. The Company's operating revenues for the 1996 First Quarter increased $3.7 million, or 4.5%, to $85.8 million from $82.1 million for the 1995 First Quarter. The growth in operating revenues was attributable to continued growth in scheduled passenger services, offset in part by the decrease in demand for commercial charter services.

Scheduled passenger service revenues for the 1996 First Quarter increased $7.9 million, or 16.5%, to $55.5 million from $47.7 million for the 1995 First
Quarter.   The revenue increase was attributable primarily to an 18.1%  increase in passenger traffic (as measured in revenue passenger miles) on increased capacity (as measured in available seat miles) of 16.3%, which resulted in a load factor of 71.8% compared to 70.7% for the same period in 1995. Results from the scheduled passenger service operation in domestic markets were strong, while results in international markets lagged behind the comparable 1995 period.

Commercial charter service revenues for the 1996 First Quarter decreased $2.7 million, or 24.4%, to $8.3 million from $11.0 million for the 1995 First Quarter. The decrease in commercial charter service revenues was primarily due to the decrease in charter activity with the United Nations and, with respect to Brazil, the substitution of commercial charter service with scheduled service in 1996, offset partially by the 1996 Hadj.

Military charter service revenues for the 1996 First Quarter increased $0.2 million, or 1.0%, to $15.8 million from $15.6 million for the 1995 First Quarter. Consistent with the prior year, the Company has acquired UAL's military entitlement for the U.S. Government fiscal year commencing October 1, 1995. Because the military charter business depends in large part upon the deployment or repatriation of troops, revenues from this market segment are subject to significant fluctuation.

Cargo service revenues for the 1996 First Quarter decreased $1.5 million, or 25.2%, to $4.4 million from $5.8 million. The decrease in cargo service revenues was primarily due to the grounding of one of the Company's two cargo aircraft in February 1996 to comply with newly restrictive AD requirements. The Company expects the aircraft to undergo modifications necessary for its return to service by July 1996.

OPERATING EXPENSES. The Company's operating expenses for the 1996 First Quarter increased $10.2 million, or 11.5%, to $99.0 million from $88.7 million for the 1995 First Quarter. The increase in operating expenses was primarily attributable to: an 8.7% increase in block hours flown; extreme weather conditions in the Northeast resulting in significant de-icing costs and re-scheduling related expenses; and an increase in fuel price. In addition, certain pre-operating costs were incurred in the first quarter for the 1996 Hadj pilgrimage which commenced on March 20, 1996.

Aircraft fuel expenses for the 1996 First Quarter increased $1.4 million, or 8.4%, to $18.0 million from $16.6 million for the 1995 First Quarter. The increase resulted primarily from a 10.8% increase in the average cost per gallon, which includes the impact of the $.043 per gallon excise tax on domestic fuel purchases which went into effect on October 1, 1995, offset by a 2.0% decrease in the volume of gallons consumed.

Flight equipment rentals and insurance expenses for the 1996 First Quarter increased $0.6 million, or 14.2%, to $5.1 million from $4.5 million for the 1995 First Quarter. The increase was attributable to charges associated with the rental of additional engines to support the Company's fleet, partially offset by a decrease in aircraft rentals due to the purchase of five Boeing 747 aircraft in the 1996 First Quarter.

Maintenance costs for the 1996 First Quarter increased $0.4 million, or 4.5%, to $10.4 million from $10.0 for the 1995 First Quarter. The increase was primarily due to maintenance reserves associated with engine rentals required to support the Company's fleet size, partially offset by a decrease in maintenance reserves associated with leased aircraft due to the purchase of five Boeing 747 aircraft in the 1996 First Quarter.

Crew costs and other expenses for the 1996 First Quarter increased $1.0 million, or 16.6%, to $6.9 million from $5.9 million for the 1995 First Quarter. The increase is primarily due to an increase in overall block hours flown of 8.7%, coupled with an increase in cockpit crew headcount and related training expenses.

Aircraft and traffic servicing expenses for the 1996 First Quarter increased $4.2 million, or 26.2%, to $20.2 million from $16.0 million for the 1995 First Quarter. The increase is primarily due to increased international and domestic scheduled passenger services, in addition to significant de-icing costs and re-scheduling related expenses incurred in the 1996 First Quarter as a result of severe weather conditions.

Passenger servicing expenses for 1996 First Quarter increased $2.3 million, or 25.0%, to $11.6 million from $9.3 million for the 1995 First Quarter. Passenger servicing expenses were up for the period as a result of the increase in scheduled service flight activity, increased catering costs due to upgraded meal service on domestic routes due to the elimination of the "Beverage/Snack Only" program, and the extreme weather conditions in the Northeast which resulted in significant re-scheduling related expenses. In addition, passenger reprotection costs increased in connection with the cessation of scheduled service to India in the 1996 First Quarter.

Promotion, sales and commission expenses for the 1996 First Quarter decreased $2.0 million, or 13.1%, to $13.1 million from $15.1 million for the 1995 First Quarter. The decrease in promotion, sales and commission expense was primarily due to high commission expense in the 1995 First Quarter relating to the New Delhi and Bombay routes which were discontinued in September 1995 and March

1996, respectively. In addition, substantial advertising expenses were incurred in the 1995 First Quarter in accordance with the Company's strategy to increase its scheduled passenger business.

General and administrative expenses for the 1996 First Quarter increased $0.8 million, or 18.3%, to $5.2 million from $4.4 million for the 1995 First Quarter. The increase in general and administrative expenses was the result of the growth in the Company's operating revenues.

Depreciation and amortization expenses for the 1996 First Quarter increased $1.4 million, or 20.1%, to $8.5 million from $7.0 million for the 1995 First Quarter. The increase in depreciation and amortization was principally due to the purchase of five Boeing 747 aircraft, six spare engines and rotable spare parts in the 1996 First Quarter.


OTHER EXPENSES AND INCOME. Interest expense for the 1996 First Quarter increased $0.4 million, or 36.5%, to $1.3 million from $1.0 million for the 1995 First Quarter. The increase in interest expense reflects a higher average outstanding debt balance in 1996, offset in part by lower average interest rates on the Company's floating rate debt.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital and capital expenditure requirements with cash flow generated from operations and through lease, debt and equity financing.

The Company's cash, cash equivalents and short-term investments at March 31, 1996 and December 31, 1995 were $6.1 million and $4.2 million, respectively. The Company generated cash from operations in the 1996 First Quarter of $9.8 million, which included $25.0 million of insurance proceeds related to the loss of an owned aircraft in December 1995. Cash used in operating activities amounted to $0.1 million in the 1995 First Quarter.

Net cash used in investing activities was $19.3 million for the 1996 First Quarter compared with $9.8 million for the 1995 First Quarter. The Company's expenditures for flight equipment were $18.7 million for the 1996 First Quarter compared with $9.3 million for the 1995 First Quarter. Expenditures for flight equipment in the 1996 First Quarter included the purchase of five Boeing 747 aircraft, six spare engines, capitalized engine overhauls and the purchase of rotable spare parts (See Note 2 of Financial Statements for additional information regarding the financing of certain flight equipment expenditures).

As of March 31, 1996, the Company had negative working capital of $62.4 million compared to negative working capital of $28.7 million as of December 31, 1995. Historically, the Company has operated with a working capital deficit and, as in the past, the Company expects to meet all of its obligations as they become due. The Company believes that cash generated from continuing operations, in conjunction with debt financing as required, will be sufficient to finance the Company's working capital needs for its existing business, as well as for planned capital expenditures and expected debt repayments in the foreseeable future.

The Company has an unsecured $15.0 million line of credit, subject to the execution and delivery of certain documentation and the negotiation of certain terms, with a domestic commercial bank. The bank, at its discretion, may issue standby letters of credit on behalf of the Company and advance working capital loans on terms to be negotiated. In February 1996, the Company borrowed $5.0 million under this line of credit agreement which bears interest at prime rate and is due in May 1996. The Company expects that the due date of this advance will be extended to June 30, 1996. The line is available through June 30, 1996, however, the Company is currently involved in negotiations to renew this line of credit for an additional year. No borrowings were outstanding under this line at March 31, 1995. At March 31, 1996, the Company was contingently liable for approximately $4.5 million of letters of credit, of which $0.3 million were collateralized by certificates of deposit amounting to $0.4 million.

The Company paid a cash dividend of four cents per share of Common Stock for the first quarter of 1996 on March 15, 1996.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There has been no change in legal proceedings as disclosed in the Company's Form 10-K for the year ended December 31, 1995.


ITEM 2.  CHANGES IN SECURITIES.

            None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

            None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

ITEM 5.  OTHER INFORMATION.

            None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibit 27.  Financial Data Schedule

            (b)   None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Tower Air, Inc.
                           (Registrant)



Date:  May 15, 1996  /s/ Morris K. Nachtomi
                     -----------------------------------------------
                           Morris K. Nachtomi
                           President, Chief Executive Officer
                           and Chairman of the Board of Directors
                           (Principal Executive Officer)



Date:  May 15, 1996  /s/ Josefina M. Essex
                     -------------------------------------------------
                           Josefina M. Essex
                           Chief Financial Officer and
                           Vice President-Finance (Principal
                           Financial and Accounting Officer)