Form 10-Q
period 1996-06-30
TOWER AIR INC
filed 1996-08-14
CIK 778718

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-Q
                               ------------------

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______TO_______.

                         COMMISSION FILE NUMBER 0-22526

                                TOWER AIR, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


     DELAWARE                                           11-2621046
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


     HANGAR NO. 17                                      11430
     J.F.K. INTERNATIONAL AIRPORT                      (Zip Code)
     JAMAICA, N.Y.
     (Address of principal executive offices)


                                 (718) 553-4300
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

          Yes X         No___
             ---

     As of July 31, 1996, there were 15,290,006 shares of Common Stock, par value $.01 per share, outstanding.
- --------------------------------------------------------------------------------


                                 Page 1 of 14  pages

                                TOWER AIR, INC.
                              REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996


                                     INDEX

                                                                            PAGE
                                                                            ----
PART I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements

                             Balance Sheets as of June 30, 1996
                             and December 31, 1995........................     3
                             Statements of Operations for the three
                             months and six months
                             ended June 30, 1996 and 1995.................     4
                             Statements of  Cash Flows for the six months
                             ended June 30, 1996 and 1995.................     5
                             Notes to Financial Statements................     6
                             Selected Operating Data......................     8

Item 2.                      Management's Discussion and Analysis of
                             Financial Condition and
                             Results of Operations........................     9

PART II.                     OTHER INFORMATION............................    13

SIGNATURES................................................................    14


PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                TOWER AIR, INC.
                                 BALANCE SHEETS
                       (In thousands, except share data)


                                                              June 30,            December 31,
                                                                1996                1995
                                                             (Unaudited)
                                                             -----------          ------------

ASSETS
- ------
Current Assets:
  Cash and cash equivalents                                    $   1,985           $   3,521
  Certificates of deposit, at cost,
    which approximates market                                        625                 700
  Trade receivables, net                                          37,485              27,931
  Insurance proceeds receivable                                        -              25,000
  Prepaid expenses and other current assets                        8,753               4,861
                                                               ---------           ---------
       Total current assets                                       48,848              62,013
                                                               =========           =========
Property and Equipment, at cost:
  Flight equipment                                               299,483             216,756
  Ground property and equipment                                   31,078              29,504
                                                               ---------           ---------
                                                                 330,561             246,260
  Less accumulated depreciation and                              117,075              99,058
   amortization
                                                               ---------           ---------
                                                                 213,486             147,202

Other Assets                                                       2,163               1,332
                                                               ---------           ---------
                                                               $ 264,497           $ 210,547
                                                               =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
- --------------------------------------------------
Current Liabilities:
  Accounts payable                                             $  22,077           $  23,006
  Accrued liabilities                                             18,932              33,503
  Air traffic liability                                           32,472              19,878
  Current maturities of long-term debt (Note 2)                   34,775              14,370
                                                               ---------           ---------
       Total current liabilities                                 108,256              90,757

Long-Term Debt (Note 2)                                           66,821              23,594
Deferred Income Taxes                                             18,184              18,654
Deferred Rent                                                      1,636               1,508

Stockholders' Equity (Note 3):
  Preferred stock, $.01 par value;
    5,000,000 shares authorized; none issued                           -                   -
  Common stock, $.01 par value;
    35,000,000 shares authorized;
    15,500,006 issued                                                155                 155
  Additional paid-in capital                                      43,885              43,885
  Retained earnings                                               27,071              33,505
  Less treasury stock, at cost (210,000 shares)                    1,511               1,511
                                                               ---------           ---------
       Total stockholders' equity                                 69,600              76,034
                                                               ---------           ---------
                                                              $  264,497           $ 210,547
                                                               =========           =========

See accompanying notes to financial statements.

                                TOWER AIR, INC.
                            STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)


                                                     Three Months Ended         Six Months Ended
                                                           June 30,                June 30,
                                                  -------------------------    ---------------------

                                                       1996         1995         1996         1995
                                                  ------------   ----------    ---------    ---------
OPERATING REVENUES:
   Scheduled Passenger Service                       $  56,036    $  60,183    $ 111,576    $ 107,864
   Commercial Charter Service                           37,769       42,396       46,101       53,417
   Military Charter Service                             15,518       18,780       31,312       34,416
   Cargo Service                                         2,785        4,304        7,141       10,126
   Other                                                 1,802        1,892        3,604        3,825
                                                  ------------   ----------    ---------    ---------
      Total operating revenues                         113,910      127,555      199,734      209,648

OPERATING EXPENSES:
   Fuel                                                 17,818       21,685       35,821       38,297
   Flight equipment rentals and insurance                5,164        7,547       10,274       12,020
   Maintenance                                          11,144       16,464       21,539       26,415
   Crew costs and other                                  7,649        7,776       14,507       13,660
   Aircraft and traffic servicing                       19,154       18,437       39,402       34,480
   Passenger servicing                                  14,443       11,368       26,055       20,657
   Promotion, sales and commissions                     18,272       22,177       31,366       37,242
   General and administrative                            5,378        5,312       10,566        9,696
   Depreciation and amortization                         9,742        7,951       18,197       14,992
                                                  ------------   ----------    ---------    ---------
      Total operating expenses                         108,764      118,717      207,727      207,459
                                                  ------------   ----------    ---------    ---------

OPERATING INCOME (LOSS)                                  5,146        8,838       (7,993)       2,189

OTHER EXPENSES (INCOME):
   Interest and other income                              (257)        (160)          15         (743)
   Interest expense                                      2,250        1,125        3,573        2,094
                                                  ------------   ----------    ---------    ---------
      Total other expenses                               1,993          965        3,588        1,351
                                                  ------------   ----------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES                        3,153        7,873      (11,581)         838
   Income Tax Provision (Benefit)                          230        3,863       (6,370)         409
                                                  ------------   ----------    ---------    ---------

NET INCOME (LOSS)                                    $   2,923    $   4,010    $  (5,211)   $     429
                                                  ============   ==========    =========    =========

NET INCOME (LOSS) PER SHARE                          $    0.19    $    0.26    $   (0.34)   $    0.03
                                                  ============   ==========    =========    =========

WEIGHTED AVERAGE SHARES OUTSTANDING                     15,290       15,311       15,290       15,311
                                                  ============   ==========    =========    =========



                 See accompanying notes to financial statements

                                TOWER AIR, INC.
                            STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)


                                                                     Six Months Ended June 30,
                                                                     -------------------------
                                                                        1996           1995
                                                                      -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                    $  (5,211)   $     429
   Adjustments to reconcile net income
    (loss) to net cash
      provided by (used in) operating
       activities:
          Depreciation and amortization                                    18,197       14,992
          Provision for doubtful                                              358          400
           accounts
          Deferred income taxes                                              (470)         (53)
          Deferred liabilities                                                128          131
          Gain on disposal of property                                       (139)        (356)
           and equipment
          Changes in operating assets
           and liabilities:
              Trade receivables                                            (9,912)      (6,514)
              Insurance proceeds receivable                                25,000            -
              Prepaid expenses and other assets                            (3,967)      (1,753)
              Accounts payable and accrued liabilities                    (11,491)       7,245
              Air traffic liability                                        12,594        6,931
                                                                      -----------    ---------
   Net cash provided by operating activities                               25,087       21,452


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of flight equipment                                           (29,169)     (22,368)
   Purchase of ground property and equipment                               (1,583)      (7,408)
   Proceeds from sale of property and equipment                               178          525
   Decrease in certificates of deposit                                         75          200
                                                                      -----------    ---------
   Net cash used in investing activities                                  (30,499)     (29,051)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                22,625       12,000
   Principal payments on borrowings                                       (16,593)      (5,522)
   Payment of cash dividends                                               (1,223)      (1,223)
   Other                                                                     (933)        (144)
                                                                      -----------    ---------
   Net cash provided by financing activities                                3,876        5,111
                                                                      -----------    ---------

   Net decrease in cash and cash equivalents                               (1,536)      (2,488)
   Cash and cash equivalents at beginning of period                     $   3,521    $  14,824
                                                                      -----------    ---------
   Cash and cash equivalents at end of period                           $   1,985    $  12,336
                                                                      ===========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                             $   3,330    $   2,098
   Cash (refunded) paid during the period for income taxes, net         $  (1,210)   $     170

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
      Purchase of flight equipment accrued but not paid                 $   1,595    $       -
      Purchase of flight equipment financed through debt                $  57,600    $       -
      Purchase of ground property and equipment accrued
         but not paid                                                   $       -    $   1,000

See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Tower Air, Inc. (the Company) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. These interim financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year.


2.   LONG-TERM DEBT

In January 1996, the Company prepaid the entire $7.1 million outstanding balance of one of its 10.4% Notes and converted $7.1 million aggregate principal amount of the other 10.4% Note to a floating interest rate of LIBOR plus 1.75% with the option to fix the interest rate for one, three or six-month periods.


In February 1996, the Company purchased three Boeing 747 aircraft for an aggregate purchase price of $10.0 million. In connection with this purchase, the Company paid $2.0 million and issued an $8.0 million promissory note to the seller, a financial institution. This loan bears interest at prime plus 1% and requires monthly principal installments of approximately $0.3 million through
July 1996 and a balloon payment of $6.3 million in August 1996.   The Company is
currently in the process of refinancing this loan. The lender has extended the note maturity to September 1996 to allow the Company time to finalize the refinancing.

In February 1996, the Company also purchased four engines for an aggregate purchase price of $9.1 million (including $0.3 million of imputed interest). In connection with this purchase, the Company paid $0.5 million and issued an $8.6 million promissory note to the seller. The $6.0 million remaining outstanding balance at June 30, 1996 will be paid in monthly installments of $0.5 million plus interest through June 1997.

In January 1996, the Company purchased two Boeing 747 aircraft for an aggregate purchase price of $24.5 million. In connection with this purchase, the Company issued a $20.0 million promissory note to a commercial finance company. This loan bears interest at 9.39% and requires monthly installments of principal and interest of approximately $0.4 million through January 2001.

In March 1996, the Company refinanced the outstanding balance of certain notes bearing interest at prime plus 2% due in monthly installments through October 1996, notes bearing interest at prime plus 2.25% due in monthly installments through August 1996, and notes bearing interest at prime plus 2.0% due in February 1997, in addition to the $20.0 million note issued in January 1996, with the same financial institution. In addition, the Company borrowed an additional $17.0 million which is secured by the two Boeing 747 aircraft purchased in January 1996. The new loan balance, which aggregates $50.2 million, bears interest at 10.12% and requires monthly installments of principal and interest of approximately $1.1 million through March 2001.

In March 1996, the Company also received from the Port Authority of New York and New Jersey the remaining $0.6 million balance of the $5.5 million five-year financing for the terminal facility expansion project at John F. Kennedy International Airport, which had been completed in 1995 at a total cost of approximately $10.0 million. This loan bears interest at a fixed rate of 8.5%.

In May 1996, the Company purchased one Boeing 747 aircraft for an aggregate purchase price of $21.0 million. In connection with this purchase, the Company issued a $21.0 million note to a commercial finance company. This loan bears interest at a rate of 10.27% and requires monthly installments of principal and interest of approximately $0.4 million through May 2001.

The Company has an unsecured $15.0 million line of credit, subject to the execution and delivery of certain documentation and the negotiation of certain terms, with a domestic commercial bank. The bank, at its discretion, may issue standby letters of credit on behalf of the Company and advance working capital loans on terms to be negotiated. In February 1996, the Company borrowed $5.0 million under this line of credit agreement which bears interest at prime rate and was repaid in July 1996. The line is available through December 31, 1996. No borrowings were outstanding under this line at June 30, 1995. At June 30, 1996, the Company was contingently liable for approximately $4.1 million of letters of credit, of which $0.3 million were collateralized by certificates of deposit.





3.   STOCKHOLDERS' EQUITY

The Company paid a cash dividend of four cents per share of Common Stock for the second quarter of 1996 on June 17, 1996.




4.   INCOME TAXES

Income taxes are calculated at the estimated annual effective tax rate, which differs from the federal statutory rate of 35%, primarily due to the effect of state income taxes and certain nondeductible items.

                                TOWER AIR, INC.
                            SELECTED OPERATING DATA
                                  (Unaudited)

                                             Three Months Ended              Six Months Ended
                                                   June 30,                    June 30,
                                       ---------------------------        -------------------------
                                              1996         1995             1996             1995
                                        ---------------   ---------      ------------   -----------
Scheduled Passenger Service:
 Revenue passengers carried
  (in thousands)                                   293            251            579            469
 Revenue passenger miles
  (in thousands) (RPMs) (1)                    790,322        782,042      1,566,084      1,439,096
 Available seat miles
  (in thousands) (ASMs) (2)                  1,098,858      1,059,724      2,179,323      1,988,991
 Passenger load factor (3)                       71.92%         73.80%         71.86%         72.35%
 Yield per RPM (4)                         $     .0709    $     .0770    $     .0712    $     .0750
 Block hours flown (5)                           5,160          4,836         10,375          9,105
 Operating expense per ASM (6)             $     .0492    $     .0459    $     .0512    $     .0468
 Revenue per block hour (8)                $    10,860    $    12,445    $    10,754    $    11,847
 Variable expense per block hour (7)       $     9,471    $    10,119    $     9,773    $    10,088

Commercial Charter Service:
 Block hours flown (5)                           5,470          5,671          6,774          6,888
 Revenue per block hour (8)                $     6,905    $     7,476    $     6,806    $     7,755
 Variable expense per block hour (7)       $     3,838    $     5,425    $     4,078    $     5,801

Military Charter Service:
 Block hours flown (5)                           1,399          1,744          2,869          3,319
 Revenue per block hour (8)                $    11,092    $    10,768    $    10,914    $    10,369
 Variable expense per block hour (7)       $     8,067    $     7,373    $     8,212    $     7,294

Cargo Service:
 Block hours flown (5)                             620            972          1,647          2,204
 Revenue per block hour (8)                $     4,492    $     4,428    $     4,336    $     4,594
 Variable expense per block hour (7)       $     2,004    $     2,151    $     2,043    $     2,610

Total:
 Block hours flown (5)                          12,649         13,223         21,665         21,516
 Revenue per block hour (8)                $     8,863    $     9,503    $     9,053    $     9,566
 Variable expense per block hour (7)       $     6,514    $     7,158    $     7,198    $     7,519
 Average hours of daily utilization (9)            9.4           10.3            8.5            9.1
 Employees (at period-end)                       1,665          1,703          1,665          1,703
 Number of aircraft in service
   (at period-end)                                  17             17             17             17

- ----------------------------------------------------------------------
(1) "Revenue passenger miles" or "RPMs" represent the number of miles flown by revenue passengers.
(2) "Available seat miles" or "ASMs" represent the number of seats available for passengers multiplied by the number of miles those seats are flown.
(3) "Passenger load factor" represents revenue passenger miles divided by available seat miles.
(4) "Yield per RPM" represents total revenue from scheduled passenger service divided by revenue passenger miles.
(5) "Block hours" represent the period of time between the aircraft's departure from the place where it is parked to its arrival at its destination.
(6) "Operating expense per ASM" represents certain direct variable costs for scheduled passenger service, which include passenger liability insurance, catering, crew costs, fuel, landing and handling fees, maintenance, navigation fees, "power by the hour" rent, plus marketing and reservations, and an allocation of other fixed costs based on block hours, divided by total scheduled passenger service ASMs.
(7) "Variable expense per block hour" represents total direct variable costs, which include passenger liability insurance, catering, crew costs, commissions, fuel, landing and handling fees, maintenance, navigation fees and insurance and "power by the hour" rent, divided by block hours.
(8) "Revenue per block hour" represents total revenue from scheduled passenger service, commercial charter service, military charter service and cargo service divided by total block hours flown.
(9) "Average hours of daily utilization" represents the actual number of block hours per aircraft per operating day.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the three-month period ended June 30, 1996 (the 1996 Second Quarter), the Company recorded net income of $2.9 million compared with net income of $4.0 million for the three-month period ended June 30, 1995 (the 1995 Second Quarter). The $1.1 million decrease in net income was principally due to the decrease in ad hoc military business, the grounding of a cargo aircraft to comply with newly restrictive Airworthiness Directive requirements, generally lower yields from the Tel Aviv market due to increased competition and terrorist activity, and reduced traffic to Miami and South America. Net loss for the six-month period ended June 30, 1996 (the 1996 First Half) was $5.2 million compared with net income of $0.4 million for the six-month period ended June 30, 1995 (the 1995 First Half). The 1996 First Half results were affected by the increase in fuel prices, costs associated with the cessation of scheduled service to India on March 10, 1996, extreme weather conditions in the Northeast which resulted in significant de-icing costs and re-scheduling related expenses, and the factors affecting 1996 Second Quarter results noted above.

OPERATING REVENUES. The Company's operating revenues for the 1996 Second Quarter decreased $13.6 million, or 10.7%, to $113.9 million from $127.6 million for the 1995 Second Quarter. Operating revenues for the 1996 First Half decreased $9.9 million, or 4.7%, to $199.7 million from $209.6 million for the 1995 First Half. Lower operating revenues for the 1996 Second Quarter and the 1996 First Half were attributable primarily to decreases in the military charter and cargo business segments and the decrease in the yield and traffic component of certain scheduled passenger services.

Scheduled passenger service revenues for the 1996 Second Quarter decreased $4.1 million, or 0.7%, to $56.0 million from $60.2 million for the 1995 Second Quarter. Scheduled passenger service revenue for the 1996 First Half increased $3.7 milllion, or 3.4%, to $111.6 million from $107.9 million for the 1995 First Half. The decrease in scheduled passenger service revenues for the 1996 Second Quarter was attributable to the cessation of service to India in the First Quarter of 1996, the lower yields from the Tel Aviv market and lower than anticipated passenger traffic in Miami and South America, offset in part by the 1.1% increase in passenger traffic (as measured in revenue passenger miles) on increased capacity of 3.7% (as measured in available seat miles). The increase in scheduled passenger service revenues for the 1996 First Half was attributable to the factors affecting 1996 Second Quarter noted above and an 8.8% increase in passenger traffic on increased capacity of 9.7%.

Commercial charter service revenues for the 1996 Second Quarter decreased $4.6 million, or 10.9%, to $37.8 million from $42.4 million for the 1995 Second Quarter. Commercial charter service revenues for the 1996 First Half decreased $7.3 million, or 13.7%, to $46.1 million from $53.4 million for the 1995 First Half. Lower revenues for the 1996 Second Quarter and 1996 First Half were attributable primarily to certain Hadj contracts wherein fuel costs were the responsibility of the Hadj operators rather than Tower Air, resulting in both lower revenues and costs per block hour than for the 1995 Hadj.

Military charter service revenues for the 1996 Second Quarter decreased $3.3 million, or 17.4%, to $15.5 million from $18.8 million for the 1995 Second Quarter. Military charter service revenues for the 1996 First Half decreased $3.1 million, or 9.0%, to $31.3 million from $34.4 million for the 1995 First Half. The decline in revenues for the 1996 Second Quarter and 1996 First Half reflected 19.8% and 13.6% decreases in block hours flown, respectively. Because the military charter business depends in large part upon the deployment or repatriation of troops, revenues from this market segment are subject to significant fluctuation.

Cargo service revenues for the 1996 Second Quarter decreased $1.5 million, or 35.3%, to $2.8 million from $4.3 million for the 1995 Second Quarter. Cargo service revenues for the 1996 First Half decreased $3.0 million, or 29.5%, to $7.1 million from $10.1 million for the 1995 First Half. The decrease in cargo service revenues was primarily due to the grounding of a cargo aircraft begining in February 1996 to comply with newly restrictive Airworthiness Directive requirements. The Company expects the aircraft to undergo modifications necessary for its return to service by October 1996.

OPERATING EXPENSES. The Company's operating expenses for the 1996 Second Quarter decreased $10.0 million, or 8.4%, to $108.8 million from $118.7 million for the 1995 Second Quarter. Operating expenses for the 1996 First Half increased $0.3 million, or 0.2%, to $207.1 million from $207.5 million for the 1995 First Half. Operating expenses reflect a 4.3% decrease and a 0.1% increase in block hours flown during the 1996 Second Quarter and 1996 First Half, respectively. The 1996 Second Quarter benefitted from increased wet lease activity whereby the lessee bears certain operating costs substantially offsetting significant increases in fuel prices and de-icing costs and re-scheduling related expenses during the first quarter of 1996.

Aircraft fuel expenses for the 1996 Second Quarter decreased $3.9 million, or 17.8%, to $17.8 million from $21.7 million for the 1995 Second Quarter.
Aircraft fuel expenses for the 1996 First Half decreased $2.5 million, or 6.5%, to $35.8 million from $38.3 million for the 1995 First Half. The decreases resulted primarily from 21.3% and 12.7% decreases in volume of gallons consumed, offset by the 4.4% and 7.1% increases in the average cost per gallon in the 1996 Second Quarter and 1996 First Half, respectively. The fuel consumption decreases for the 1996 periods were relatively lower than the change in block hours flown since 1996 block hours included more wet leases in which the lessee pays all fuel costs.

Flight equipment rentals and insurance expenses for the 1996 Second Quarter decreased $2.4 million, or 31.6%, to $5.2 million from $7.5 million for the 1995 Second Quarter. Flight equipment rentals and insurance expenses for the 1996 First Half decreased $1.8 million, or 15.0%, to $10.2 million from $12.0 million for the 1995 First Half. The decreases were attributable to a substantial decrease in aircraft rental due to the purchase of six Boeing 747 aircraft in the 1996 First Half partially offset by charges associated with the rental of additional engines to support the Company's expanded fleet.

Maintenance costs for the 1996 Second Quarter decreased $5.3 million, or 32.3%, to $11.1 million from $16.5 million for the 1995 Second Quarter. Maintenance costs for the 1996 First Half decreased $4.9 million, or 18.5%, to $21.5 million from $26.4 million for the 1995 First Half. The decreases were primarily due to lower maintenance reserves associated with leased aircraft due to the purchase of six Boeing 747 aircraft in the 1996 First Half, partially offset by increases in maintenance reserves associated with engine rentals required to support the Company's expanded fleet.

Crew costs and other expenses for the 1996 Second Quarter decreased $0.1 million, or 1.6%, to $7.6 million from $7.8 million for the 1995 Second Quarter. Crew costs and other expenses for the 1996 First Half increased $0.8 million, or
6.2%, to $14.5 million from $13.7 million for the 1995 First Half. For the 1996 Second Quarter, the decrease was primarily due to the 4.3% decrease in block
hours flown.   For the 1996 First Half, the increase was primarily due to the
0.1% increase in block hours flown coupled with an increase in cockpit crew headcount and related training expenses in the 1996 First Quarter.

Aircraft and traffic servicing expenses for the 1996 Second Quarter increased $0.7 million, or 3.9%, to $19.2 million from $18.4 million for the 1995 Second Quarter. Aircraft and traffic servicing expenses for the 1996 First Half increased $4.9 million, or 14.3%, to $39.4 million from $34.5 million for the 1995 First Half. The increases were attributable to the increase in the number of departures of 7.3% and 8.1% for the 1996 Second Quarter and 1996 First Half, respectively, and the expenses resulting from severe weather conditions, partially offset by the lower handling costs incurred in connection with domestic scheduled passenger services.

Passenger servicing expenses for the 1996 Second Quarter increased $3.1 million, or 27.0%, to $14.4 million from $11.4 million for the 1995 Second Quarter. Passenger servicing expenses for the 1996 First Half increased $5.4 million, or
26.1%, to $26.1 million from $20.7 million for the 1995 First Half.   Passenger
servicing expenses increased in both periods as a result of 18.2% and 17.8% increases in the number of passengers flown in the 1996 Second Quarter and 1996 First Half, respectively, compared with the comparable 1995 periods and with increased catering costs due to upgraded meal service on domestic routes.

Promotion, sales and commission expenses for the 1996 Second Quarter decreased $3.9 million, or 17.6%, to $18.3 million from $22.2 million for the 1995 Second Quarter. Promotion, sales and commission expenses for the 1996 First Half decreased $5.9 million, or 15.8%, to $31.4 million from $37.2 million for the 1995 First Half. The decreases in promotion, sales and commission expense were primarily due to higher commission expenses in the 1995 Second Quarter relating to the New Delhi and Bombay routes which were discontinued in September 1995 and March 1996, respectively.

General and administrative expenses for the 1996 Second Quarter increased $0.1 million, or 1.2%, to $5.4 million from $5.3 million for the 1995 Second Quarter. General and administrative expenses for the 1996 First Half increased $0.9 million, or 9.0%, to $10.6 million from $9.7 million for the 1995 First Half. The increase in general and administrative expenses for the 1996 First Half was a result of the growth in the Company's operating revenues during the first quarter of 1996.

Depreciation and amortization expenses for the 1996 Second Quarter increased $1.8 million, or 22.5%, to $9.7 million from $8.0 million for the 1995 Second Quarter. Depreciation and amortization expenses for the 1996 First Half increased $3.2 million, or 21.4%, to $18.2 million from $15.0 million for the 1995 First Half. The increases for both periods were principally due to the purchase of six Boeing 747 aircraft in the 1996 First Half in addition to additional rotable parts to support the expanded fleet.

OTHER EXPENSES AND INCOME. Interest expense for the 1996 Second Quarter increased $1.1 million, or 100.0%, to $2.3 million from $1.1 million for the 1995 Second Quarter. Interest expense for the 1996 First Half increased $1.5 million, or 70.6%, to $3.6 million from $2.1 million for the 1995 First Half. The increase in interest expense reflects a higher average outstanding debt balance in 1996, resulting from the financing of aircraft acquisitions.

INCOME TAX PROVISION.    The income tax provision for the 1996 Second Quarter
decreased $3.6 million, or 94%, to $0.2 million from $3.9 million for the 1995 Second Quarter. The income tax benefit for the 1996 First Half was $6.4 million compared to the income tax provision of $0.4 million for the 1995 First Half. The 1996 Second Quarter income tax provision was computed based upon the revised estimated tax rate for the full year 1996. The Company's effective tax rate is significantly impacted by the nondeductible component of the flight crew per diem allowance relative to pretax income.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital and capital expenditure requirements with cash flow generated from operations and through lease, debt and equity financing.

The Company's cash, cash equivalents and short-term investments at June 30, 1996 and December 31, 1995 were $2.6 million and $4.2 million, respectively. The Company generated cash from operations for the 1996 First Half and 1995 First Half of $25.1 million and $21.5 million, respectively.

Net cash used in investing activities was $30.5 million for the 1996 First Half compared with $29.1 million for the 1995 First Half. The Company's expenditures for flight equipment were $29.2 million for the 1996 First Half compared with $22.4 million for the 1995 First Half. Expenditures for flight equipment in the 1996 First Half included the purchase of six Boeing 747 aircraft, six spare engines, capitalized engine overhauls and the purchase of rotable spare parts (See Note 2 of Financial Statements for additional information regarding the financing of certain flight equipment expenditures).

As of June 30, 1996, the Company had negative working capital of $59.4 million compared to negative working capital of $28.7 million as of December 31, 1995. Historically, the Company has operated with a working capital deficit and, as in the past, the Company expects to meet all of its obligations as they become due. The Company believes that cash generated from operations, in conjunction with debt financing as required, will be sufficient to finance the Company's working capital needs for its existing business, as well as for planned capital expenditures and expected debt repayments in the foreseeable future.

The Company has an unsecured $15.0 million line of credit, subject to the execution and delivery of certain documentation and the negotiation of certain terms, with a domestic commercial bank. The bank, at its discretion, may issue standby letters of credit on behalf of the Company and advance working capital
loans on terms to be negotiated.   In February 1996, the Company borrowed $5.0
million under this line of credit agreement which bears interest at prime rate and was repaid in July 1996. The line is available through December 31, 1996. No borrowings were outstanding under this line at June 30, 1995. At June 30, 1996, the Company was contingently liable for approximately $4.1 million of letters of credit, of which $0.3 million were collateralized by certificates of deposit.

The Company paid a cash dividend of four cents per share of Common Stock for the first and second quarters of 1996 on March 15, 1996 and June 17, 1996, respectively.

Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS.

          There have been no changes in legal proceedings as disclosed in the Company's Form 10-K for the year ended December 31, 1995.


ITEM 2.  CHANGES IN SECURITIES.

          None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          At the Company's Annual Meeting of Stockholders on May 14, 1996, Morris K. Nachtomi, Stephen L. Gelband, Stephen A. Osborn, Henry P. Baer and Stanley S. Shuman were re-elected to the Company's Board of Directors. The proposal to ratify the appointment of Ernst & Young LLP as auditors for the fiscal year ending December 31, 1996 was approved by a vote of 14,933,264 affirmative votes, 2,725 negative votes and 500 votes withheld.

ITEM 5.  OTHER INFORMATION.

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)   None.

        (b)   None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Tower Air, Inc.
                              (Registrant)



Date:  August 14, 1996        /s/ Morris K. Nachtomi
                              -------------------------------------------------
                              Morris K. Nachtomi
                              President, Chief Executive Officer
                              and Chairman of the Board of Directors
                              (Principal Executive Officer)



Date:  August 14 , 1996       /s/ Josefina M. Essex
                              -------------------------------------------------
                              Josefina M. Essex
                              Chief Financial Officer and
                              Vice President-Finance (Principal
                              Financial and Accounting Officer)