Form 10-Q/A
period 1996-06-30
TOWER AIR INC
filed 1996-10-11
CIK 778718

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549
                               ------------------

                                  FORM 10-Q/A
                               ------------------

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

ASSETS
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
                                                               =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
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



                              Tower Air, Inc.
                              (Registrant)



Date:  October 11, 1996       /s/ Morris K. Nachtomi
                              -------------------------------------------------
                              Morris K. Nachtomi
                              President, Chief Executive Officer
                              and Chairman of the Board of Directors
                              (Principal Executive Officer)



Date:  October 11, 1996       /s/ Josefina M. Essex
                              -------------------------------------------------
                              Josefina M. Essex
                              Chief Financial Officer and
                              Vice President-Finance (Principal
                              Financial and Accounting Officer)