Form 10-Q
period 1996-09-30
TOWER AIR INC
filed 1996-11-14
CIK 778718

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-Q

                               ------------------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

           (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

          Yes X         No
             ---          ---

       As of October 31, 1996, there were 15,290,006 shares of Common Stock, par value $.01 per share, outstanding.

================================================================================

                              Page 1 of  15 pages

                                TOWER AIR, INC.
                              REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                     INDEX

                                                                            PAGE
                                                                            ----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Balance Sheets as of September 30, 1996
              and December 31, 1995........................................... 3

             Statements of Operations for the three months and nine months ended September 30, 1996 and 1995............................... 4

             Statements of  Cash Flows for the nine months ended September 30,
              1996 and 1995................................................... 5

             Notes to Financial Statements.................................... 6

             Selected Operating Data.......................................... 8

Item 2.      Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................... 9

PART II.     OTHER INFORMATION................................................14

SIGNATURES....................................................................15

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                TOWER AIR, INC.
                                 BALANCE SHEETS
                       (In thousands, except share data)

                                                  September 30,  December 31,
                                                       1996         1995
                                                   (Unaudited)
                                                  -------------  ------------
ASSETS
------

Current Assets:
  Cash and cash equivalents                        $     5,637    $    3,521
  Certificates of deposit, at cost,
    which approximates market                              625           700
  Trade receivables, net                                28,811        27,931
  Insurance proceeds receivable                             --        25,000
  Prepaid expenses and other current assets              7,794         4,861
                                                  -------------  ------------
       Total current assets                             42,867        62,013

Property and Equipment, at cost:
  Flight equipment                                     311,554       216,756
  Ground property and equipment                         31,929        29,504
                                                  -------------  ------------
                                                       343,483       246,260
  Less accumulated depreciation and
   amortization                                        127,950        99,058
                                                  -------------  ------------
                                                       215,533       147,202

Other Assets                                             2,149         1,332
                                                  -------------  ------------
                                                     $ 260,549    $  210,547
                                                  =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable                                   $  35,990    $   23,006
  Accrued liabilities                                   29,893        33,503
  Air traffic liability                                 19,058        19,878
  Current maturities of long-term debt (Note 2)         19,197        14,370
                                                  -------------  ------------
       Total current liabilities                       104,138        90,757

Long-Term Debt (Note 2)                                 71,708        23,594
Deferred Income Taxes                                   15,594        18,654
Deferred Rent                                            1,717         1,508

Stockholders' Equity (Note 3):
  Preferred stock, $.01 par value;
    5,000,000 shares authorized; none issued                --            --
  Common stock, $.01 par value;
    35,000,000 shares authorized;
    15,500,006 issued                                      155           155
  Additional paid-in capital                            43,885        43,885
  Retained earnings                                     24,863        33,505
  Less treasury stock, at cost (210,000 shares)          1,511         1,511
                                                  -------------  ------------
       Total stockholders' equity                       67,392        76,034
                                                  -------------  ------------
                                                     $ 260,549    $  210,547
                                                  =============  ============
See accompanying notes to financial statements.

                                TOWER AIR, INC.
                            STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                             Three Months Ended         Nine Months Ended
                                                September 30,             September 30,
                                          ------------------------  -------------------------
                                              1996         1995        1996         1995
                                          -----------   ----------  -----------  -----------
OPERATING REVENUES:
   Scheduled Passenger Service             $  91,600    $  98,717    $ 203,176    $ 206,581
   Commercial Charter Service                 31,796       30,487       77,897       83,904
   Military Charter Service                   19,527       32,834       50,839       67,250
   Cargo Service                               3,513        5,318       10,654       15,444
   Other                                       2,422        2,146        6,026        5,971
                                          -----------   ----------  -----------  -----------
      Total operating revenues               148,858      169,502      348,592      379,150

OPERATING EXPENSES:
   Fuel                                       31,021       30,792       66,842       69,089
   Flight equipment rentals and                5,912        8,175       16,186       21,117
    insurance
   Maintenance                                19,494       17,816       41,033       43,309
   Crew costs and other                        6,658        7,898       21,165       21,558
   Aircraft and traffic servicing             27,782       28,378       67,184       62,858
   Passenger servicing                        19,366       16,750       45,421       37,407
   Promotion, sales and commissions           18,719       24,232       50,085       61,474
   General and administrative                  5,453        5,493       16,019       15,189
   Depreciation and amortization              10,974        8,882       29,171       23,874
                                          -----------   ----------  -----------  -----------
      Total operating expenses               145,379      148,416      353,106      355,875
                                          -----------   ----------  -----------  -----------

OPERATING INCOME (LOSS)                        3,479       21,086       (4,514)      23,275

OTHER EXPENSES (INCOME):
   Interest and other income                       3          (58)          18         (801)
   Interest expense                            2,362          912        5,935        3,006
                                          -----------   ----------  -----------  -----------
      Total other expenses                     2,365          854        5,953        2,205
                                          -----------   ----------  -----------  -----------

INCOME (LOSS) BEFORE INCOME TAXES              1,114       20,232      (10,467)      21,070
   Income Tax Provision (Benefit)              2,710        9,091       (3,660)       9,500
                                          -----------   ----------  -----------  -----------


NET INCOME (LOSS)                          $  (1,596)   $  11,141    $  (6,807)   $  11,570
                                          ===========   ==========  ===========  ===========

NET INCOME (LOSS) PER SHARE                $   (0.10)   $    0.73    $   (0.45)   $    0.76
                                          ===========   ==========  ===========  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING           15,290       15,310       15,290       15,305
                                          ===========   ==========  ===========  ===========


See accompanying notes to financial statements

                                TOWER AIR, INC.
                            STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                         1996        1995
                                                 -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                 $  (6,807)   $  11,570
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
       activities:
          Depreciation and amortization                 29,171       23,874
          Provision for doubtful accounts                 (589)         803
          Deferred income taxes                         (3,060)        (240)
          Deferred liabilities                             209          242
          Gain on disposal of property and equipment      (152)        (356)
          Changes in operating assets and liabilities:
              Trade receivables                           (291)     (10,529)
              Insurance proceeds receivable             25,000            -
              Prepaid expenses and other assets         (3,044)      (2,520)
              Accounts payable and accrued liabilities  13,383       14,050
              Air traffic liability                       (820)         508
                                                     ---------    ---------
   Net cash provided by operating activities            53,000       37,402


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of flight equipment                        (41,240)     (40,441)
   Purchase of ground property and equipment            (2,433)      (9,942)
   Proceeds from sale of property and equipment            191          525
   Decrease in certificates of deposit                      75          200
                                                     ---------    ---------
   Net cash used in investing activities               (43,407)     (49,658)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                             22,626       15,618
   Principal payments on borrowings                    (27,285)      (8,297)
   Payment of cash dividends                            (1,835)      (1,835)
   Other                                                  (983)        (144)
                                                     ---------    ---------
   Net cash provided by (used in)
    financing activities                                (7,477)       5,342
                                                     ---------    ---------
   Net increase (decrease) in cash and
    cash equivalents                                     2,116       (6,914)
   Cash and cash equivalents at beginning of period      3,521       14,824
                                                     ---------    ---------
   Cash and cash equivalents at end of period        $   5,637    $   7,910
                                                     =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest          $   5,866    $   3,011
   Cash (refunded) paid during the
    period for income taxes, net                     $  (1,208)   $   3,040
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
      Purchase of flight equipment
       accrued but not paid                          $   1,595    $   1,800
      Purchase of flight equipment
       financed through debt                         $  57,600    $       -
      Purchase of ground property and equipment
       accrued but not paid                          $       -    $   1,300



See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Tower Air, Inc. (the Company) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. These interim financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year.


2.   LONG-TERM DEBT

In January 1996, the Company prepaid the entire $7.1 million outstanding balance of one of its 10.4% Notes and converted $7.1 million aggregate principal amount of the other 10.4% Note to a floating interest rate of LIBOR plus 1.75% with the option to fix the interest rate for one, three or nine-month periods.

In February 1996, the Company purchased three Boeing 747 aircraft for an aggregate purchase price of $10.0 million. In connection with this purchase, the Company paid $2.0 million and issued an $8.0 million promissory note to the seller, a financial institution. This loan bears interest at prime plus 1% and requires monthly principal installments of approximately $0.3 million through October 1996 and a balloon payment of $5.4 million in October 1996. In October, the Company sold, in a sale and leaseback transaction, the three Boeing 747 aircraft for $10.0 million, $6.0 million in cash and the balance receivable over the next six months. No gain or loss resulted from the transaction. The $6.0 million was used to pay the outstanding balance of the promissory note. The lease agreement is for three years. The Company has the right to exercise certain purchase options during the term of the lease.

In February 1996, the Company also purchased four engines for an aggregate purchase price of $9.1 million (including $0.3 million of imputed interest). In connection with this purchase, the Company paid $0.5 million and issued an $8.6 million promissory note to the seller. The $4.5 million remaining outstanding at September 30, 1996 will be paid in monthly installments of $0.5 million plus interest through June 1997.

In January 1996, the Company purchased two Boeing 747 aircraft for an aggregate purchase price of $24.5 million. In connection with this purchase, the Company issued a $20.0 million promissory note to a commercial finance company. This loan bears interest at 9.39% and requires monthly installments of principal and interest of approximately $0.4 million through January 2001.

In March 1996, the Company refinanced the outstanding balance of certain notes bearing interest at prime plus 2% due in monthly installments through October 1996, notes bearing interest at prime plus 2.25% due in monthly installments through August 1996, and notes bearing interest at prime plus 2.0% due in February 1997, in addition to the $20.0 million note issued in January 1996, with the same financial institution. In addition, the Company borrowed an additional $17.0 million which is secured by the two Boeing 747 aircraft purchased in January 1996. The new loan balance, which aggregates $50.2 million, bears interest at 10.12% and requires monthly installments of principal and interest of approximately $1.1 million through March 2001. In September 1996, the lender agreed to defer the principal portion of the monthly payment for a period of nine months, reducing the monthly payment during the period by approximately $0.6 million. Accordingly, the maturity date of the loan has been extended to December 2001.

In March 1996, the Company also received from the Port Authority of New York and New Jersey the remaining $0.6 million balance of the $5.5 million five-year financing for the terminal facility expansion project at John F. Kennedy International Airport, which had been completed in 1995 at a total cost of approximately $10.0 million. This loan bears interest at a fixed rate of 8.5%.

In May 1996, the Company purchased one Boeing 747 aircraft for an aggregate purchase price of $21.0 million. In connection with this purchase, the Company issued a $21.0 million note to a commercial finance company. This loan bears interest at a rate of 10.27% and requires monthly installments of principal and interest of approximately $0.4 million through May 2001. In September 1996, the lender agreed to defer the principal portion of the monthly payment for a period of nine months, reducing the monthly payment during the period by approximately $0.2 million. Accordingly, the maturity date of the loan has been extended to February 2002.

In February 1996, the Company borrowed $5.0 million under an unsecured line of credit with a domestic commercial bank. Interest was at prime rate and the loan was repaid in July 1996. No borrowings were outstanding under this line at September 30, 1996. Under this line of credit facility, at September 30, 1996, the Company was contingently liable for approximately $4.2 million of letters of credit, of which $0.3 million were collateralized by certificates of deposit. The letters of credit are currently outstanding. The unsecured line of credit has been terminated while the letters of credit must be replaced in the event that alternative financing is secured (as discussed below).

In November 1996, the Company signed a letter of intent with a financial institution that would establish a secured revolving line of credit of up to $15.0 million (including up to $4.5 million in letters of credit) which bears interest at prime rate plus 1.75%. This line of credit is subject to due diligence and definitive documentation and is expected to be successfully concluded. Failure to obtain this or similar financing could have a material adverse effect on the business and financial condition of the Company.

3.   STOCKHOLDERS' EQUITY

The Company paid a cash dividend of four cents per share of Common Stock for the third quarter of 1996 on September 16, 1996.

                                TOWER AIR, INC.
                            SELECTED OPERATING DATA
                                  (Unaudited)

                                                 Three Months Ended            Nine Months Ended
                                                   September 30,                 September 30,
                                        ------------------------------ ----------------------------
                                              1996            1995          1996            1995
                                        ---------------   ------------ --------------   -----------
Scheduled Passenger Service:
  Revenue passengers carried
    (in thousands)                                 406            415            984            884
  Revenue passenger miles
    (in thousands) (RPMs) (1)                1,169,585      1,260,393      2,735,669      2,699,489
  Available seat miles
    (in thousands) (ASMs) (2)                1,600,696      1,590,310      3,780,019      3,579,301
  Passenger load factor (3)                      73.07%         79.25%         72.37%         75.42%
  Yield per RPM (4)                        $     .0783    $     .0783    $     .0743    $     .0765
  Block hours flown (5)                          7,617          7,257         17,992         16,362
  Operating expense per ASM (6)            $     .0517    $     .0459    $     .0518    $     .0466
  Total operating expense per
    ASM (10)                               $     .0591    $     .0571    $     .0596    $     .0579
  Revenue per block hour (8)               $    12,026    $    13,603    $    11,293    $    12,626
  Variable expense per block hour (7)      $     9,853    $    10,427    $     9,807    $    10,238

Commercial Charter Service:
  Block hours flown (5)                          2,861          2,758          9,635          9,646
  Revenue per block hour (8)               $    11,114    $    11,054    $     8,085    $     8,698
  Variable expense per block hour (7)      $     8,965    $     8,753    $     5,530    $     6,645

Military Charter Service:
  Block hours flown (5)                          1,540          2,847          4,409          6,166
  Revenue per block hour (8)               $    12,680    $    11,533    $    11,531    $    10,907
  Variable expense per block hour (7)      $     8,533    $     7,195    $     8,324    $     7,248

Cargo Service:
  Block hours flown (5)                            889          1,221          2,536          3,425
  Revenue per block hour (8)               $     3,952    $     4,355    $     4,201    $     4,509
  Variable expense per block hour (7)      $     2,400    $     1,995    $     2,168    $     2,391

Total:
  Block hours flown (5)                         12,907         14,083         34,572         35,599
  Revenue per block hour (8)               $    11,345    $    11,884    $     9,909    $    10,483
  Variable expense per block hour (7)      $     8,985    $     8,715    $     7,865    $     7,992
  Average hours of daily utilization (9)           9.7            9.2            8.9            9.1
  Employees (at period-end)                      1,748          1,668          1,748          1,668
  Number of aircraft in service
     (at period-end)                                17             18             17             18

(1) "Revenue passenger miles" or "RPMs" represent the number of miles flown by revenue passengers.
(2) "Available seat miles" or "ASMs" represent the number of seats available for passengers multiplied by the number of miles those seats are flown.
(3) "Passenger load factor" represents revenue passenger miles divided by available seat miles.
(4) "Yield per RPM" represents total revenue from scheduled passenger service divided by revenue passenger miles.
(5) "Block hours" represent the period of time between the aircraft's departure from the place where it is parked to its arrival at its destination.
(6) "Operating expense per ASM" represents certain direct variable costs for scheduled passenger service, which include passenger liability insurance, catering, crew costs, fuel, landing and handling fees, maintenance, navigation fees, "power by the hour" rent, plus marketing and reservations, and an allocation of other fixed costs based on block hours, divided by total scheduled passenger service ASMs.
(7) "Variable expense per block hour" represents total direct variable costs, which include passenger liability insurance, catering, crew costs, commissions, fuel, landing and handling fees, maintenance, navigation fees and insurance and "power by the hour" rent, divided by block hours.
(8) "Revenue per block hour" represents total revenue from scheduled passenger service, commercial charter service, military charter service and cargo service divided by total block hours flown.
(9) "Average hours of daily utilization" represents the actual number of block hours per aircraft per operating day.
(10)"Total operating expense per ASM" represents operating expense per ASM plus commission expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the three-month period ended September 30, 1996 (the 1996 Third Quarter), the Company recorded a net loss of $1.6 million compared with net income of $11.1 million for the three-month period ended September 30, 1995 (the 1995 Third Quarter). The $12.7 million decrease in net income was principally due to a decrease in ad hoc military business, the grounding of a cargo aircraft to comply with newly restrictive Airworthiness Directive requirements, a weak Tel Aviv market due to increased competition and political unrest, and lower domestic traffic. On the expense side, there was a significant increase in fuel prices. In addition, passenger servicing, maintenance costs and interest expense were higher in the 1996 Third Quarter.

Net loss for the nine-month period ended September 30, 1996 (the 1996 Nine-Month Period) was $6.8 million compared with net income of $11.6 million for the nine-month period ended September 30, 1995 (the 1995 Nine-Month Period). The 1996 Nine-Month Period results were affected by costs associated with the cessation of scheduled service to India in the first quarter of 1996 and extreme weather conditions in the Northeast which resulted in significant de-icing costs and re-scheduling related expenses, as well as the factors affecting the 1996 Third Quarter.

OPERATING REVENUES. The Company's operating revenues for the 1996 Third Quarter decreased $20.6 million, or 12.2%, to $148.9 million from $169.5 million for the 1995 Third Quarter. Operating revenues for the 1996 Nine-Month Period decreased $30.6 million, or 8.1%, to $348.6 million from $379.2 million for the 1995 Nine-Month Period.

Scheduled passenger service revenues for the 1996 Third Quarter decreased $7.1 million, or 7.2%, to $91.6 million from $98.7 million for the 1995 Third Quarter. Scheduled passenger service revenue for the 1996 Nine-Month Period decreased $3.4 million, or 1.6%, to $203.2 million from $206.6 million for the 1995 Nine-Month Period. The decrease in scheduled passenger service revenues for the 1996 Third Quarter was attributable to the cessation of service to India in the first quarter of 1996, lower yield in the Tel Aviv market and lower passenger traffic in the domestic market. Scheduled passenger traffic (as measured in revenue passenger miles), for the 1996 Third Quarter, decreased by 7.2% on similar capacity, resulting in a load factor of 73% compared to 79% for the same period in 1995. The decrease in scheduled passenger service revenues for the 1996 Nine-Month Period was attributable to the factors affecting the 1996 Third Quarter noted above and a 1.3% increase in passenger traffic on increased capacity of 6%.

Commercial charter service revenues for the 1996 Third Quarter increased $1.3 million, or 4.3%, to $31.8 million from $30.5 million for the 1995 Third
Quarter.   Commercial charter service revenues for the 1996 Nine-Month Period decreased $6.0 million, or 7.2%, to $77.9 million from $83.9 million for the
1995 Nine-Month Period.   The increase in commercial charter service revenues
for the 1996 Third Quarter was primarily attributable to the 3.7% increase in charter block hours flown. Lower revenues for the 1996 Nine-Month Period were attributable primarily to certain of the Hadj contracts wherein fuel costs were the responsibility of the contracting operators rather than Tower Air, resulting in both lower revenues and costs per block hour than for the 1995 Hadj.

Military charter service revenues for the 1996 Third Quarter decreased $13.3 million, or 40.5%, to $19.5 million from $32.8 million for the 1995 Third Quarter. Military charter service revenues for the 1996 Nine-Month Period decreased $16.4 million, or 24.4%, to $50.8 million from $67.3 million for the 1995 Nine-Month Period. The decline in revenues for the 1996 Third Quarter and the 1996 Nine-Month Period reflected 45.9% and 28.5% decreases in block hours flown, respectively. Because the military charter business depends, in large part, upon the deployment or repatriation of troops, revenues from this market segment are subject to significant fluctuation.

Cargo service revenues for the 1996 Third Quarter decreased $1.8 million, or 33.9%, to $3.5 million from $5.3 million for the 1995 Third Quarter. Cargo service revenues for the 1996 Nine-Month Period decreased $4.8 million, or 31.0%, to $10.7 million from $15.4 million for the 1995 Nine-Month Period. The decrease in cargo service revenues was primarily due to the grounding of a cargo aircraft beginning in February 1996 to comply with newly restrictive Airworthiness Directive requirements. The Company expects the aircraft to undergo modifications necessary for its return to service in the first half of 1997.

OPERATING EXPENSES. The Company's operating expenses for the 1996 Third Quarter decreased $3.0 million, or 2.0%, to $145.4 million from $148.4 million for the 1995 Third Quarter. Operating expenses for the 1996 Nine-Month Period decreased $2.8 million, or 0.8%, to $353.1 million from $355.9 million for the 1995 Nine-Month Period. Operating expenses reflect decreases in block hours flown of 8.4% and 2.9% during the 1996 Third Quarter and 1996 Nine-Month Period, respectively.

Aircraft fuel expenses for the 1996 Third Quarter increased $0.2 million, or 0.7%, to $31.0 million from $30.8 million for the 1995 Third Quarter. Aircraft fuel expenses for the 1996 Nine-Month Period decreased $2.2 million, or 3.3%, to $66.8 million from $69.1 million for the 1995 Nine-Month Period. The variances resulted primarily from 11.0% and 11.9% decreases in volume of gallons consumed, offset by the 13.1% and 9.8% increases in the average cost per gallon in the 1996 Third Quarter and 1996 Nine-Month Period, respectively. The fuel consumption decreases for the 1996 periods were relatively lower than the change in block hours flown since 1996 block hours included more Hadj wet leases in which the lessee pays all fuel costs.

Flight equipment rentals and insurance expenses for the 1996 Third Quarter decreased $2.3 million, or 27.7%, to $5.9 million from $8.2 million for the 1995 Third Quarter. Flight equipment rentals and insurance expenses for the 1996 Nine-Month Period decreased $4.9 million, or 23.4%, to $16.2 million from $21.1 million for the 1995 Nine-Month Period. The decreases for both periods were attributable to a substantial decrease in aircraft rental due to the purchase of six Boeing 747 aircraft in the first half of 1996 partially offset by charges associated with the rental of additional engines to support the Company's fleet.

Maintenance costs for the 1996 Third Quarter increased $1.7 million, or 9.4%, to $19.5 million from $17.8 million for the 1995 Third Quarter. Maintenance costs for the 1996 Nine-Month Period decreased $2.3 million, or 5.3%, to $41.0 million from $43.3 million for the 1995 Nine-Month Period. For the 1996 Third Quarter, the increase is due to an increase in the volume of component repairs, higher level of parts loan and exchanges, an increase in the repair costs of these components, and an increase in maintenance reserves associated with engine rentals required to support the Company's fleet which was partially offset by lower maintenance reserves associated with leased aircraft due to the purchase of six Boeing 747 aircraft in the first half of 1996. For the 1996 Nine-Month Period, the decrease in maintenance costs were primarily attributable to factors affecting the 1996 Third Quarter noted above whereby the decreases in maintenance reserves were more dramatic in the first half of 1996. Recent actions have been taken to address higher maintenance costs which include the announced engine maintenance agreement with General Electric Aircraft Engine Service, Ltd. and other measures with respect to component repairs.

Crew costs and other expenses for the 1996 Third Quarter decreased $1.2 million, or 15.7%, to $6.7 million from $7.9 million for the 1995 Third Quarter. Crew costs and other expenses for the 1996 Nine-Month Period decreased $0.4 million, or 1.8%, to $21.2 million from $21.6 million for the 1995 Nine-Month Period.
For the 1996 Third Quarter, the decreases were primarily due to the 8.4% and 2.9% decreases in block hours flown, respectively.

Aircraft and traffic servicing expenses for the 1996 Third Quarter decreased $0.6 million, or 2.1%, to $27.8 million from $28.4 million for the 1995 Third Quarter. Aircraft and traffic servicing expenses for the 1996 Nine-Month Period increased $4.3 million, or 6.9%, to $67.2 million from $62.9 million for the
1995 Nine-Month Period.   For the 1996 Third Quarter, the decrease is
attributable to the decrease in the number of departures of 6.7% offset in part by the business mix, which included higher handling costs incurred in connection with scheduled services activity versus military charter activity. For the 1996 Nine-Month Period, the increase is attributable to the increases in the number of departures of 2.1% coupled with the expenses resulting from severe weather conditions in addition to the factors affecting the 1996 Third Quarter noted above.

Passenger servicing expenses for the 1996 Third Quarter increased $2.6 million, or 15.6%, to $19.4 million from $16.8 million for the 1995 Third Quarter. Passenger servicing expenses for the 1996 Nine-Month Period increased $8.0 million, or 21.4%, to $45.4 million from $37.4 million for the 1995 Nine-Month
Period.   Increases in passenger servicing expenses for both periods primarily relate to increased catering costs due to improvements in the service product.

The Company has embarked on a rationalization of its domestic food service due to anticipated flight schedule changes which would result in reduced catering costs.

Promotion, sales and commission expenses for the 1996 Third Quarter decreased $5.5 million, or 22.8%, to $18.7 million from $24.2 million for the 1995 Third Quarter. Promotion, sales and commission expenses for the 1996 Nine-Month Period decreased $11.4 million, or 18.5%, to $50.1 million from $61.5 million for the 1995 Nine-Month Period. The decreases in promotion, sales and commission expense were primarily due to higher commission expenses in the 1995 Third Quarter relating to the New Delhi and Bombay routes which were discontinued in September 1995 and March 1996, respectively.

General and administrative expenses for the 1996 Third Quarter decreased 0.7% to $5.5 million. General and administrative expenses for the 1996 Nine-Month Period increased $0.8 million, or 5.5%, to $16.0 million from $15.2 million for the 1995 Nine-Month Period.

Depreciation and amortization expenses for the 1996 Third Quarter increased $2.1 million, or 23.6%, to $11.0 million from $8.9 million for the 1995 Third Quarter. Depreciation and amortization expenses for the 1996 Nine-Month Period increased $5.3 million, or 22.2%, to $29.2 million from $23.9 million for the 1995 Nine-Month Period. The increases for both periods were principally due to the purchase of six Boeing 747 aircraft in the first half of 1996 in addition to additional rotable parts to support the expanded fleet.

OTHER EXPENSES AND INCOME. Interest expense for the 1996 Third Quarter increased $1.5 million, or 159.0%, to $2.4 million from $0.9 million for the 1995 Third Quarter. Interest expense for the 1996 Nine-Month Period increased $2.9 million, or 97.4%, to $5.9 million from $3.0 million for the 1995 Nine-
Month Period.   The increase in interest expense reflects a higher average outstanding debt balance in 1996, resulting from the financing of aircraft acquisitions offset by reduced aircraft rental costs.

INCOME TAX PROVISION.    The income tax provision for the 1996 Third Quarter
decreased $6.4 million, or 70.2%, to $2.7 million from $9.1 million for the 1995
Third Quarter.   The income tax benefit for the 1996 Nine-Month Period was $3.7 million compared to the income tax provision of $9.5 million for the 1995 Nine-
Month Period.   The 1996 Third Quarter income tax provision reflects a $2.3 million tax provision to adjust the cumulative nine-month effective tax rate to the rate now expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital and capital expenditure requirements with cash flow generated from operations and through lease, debt and equity financing.

The Company's cash, cash equivalents and short-term investments at September 30, 1996 and December 31, 1995 were $6.3 million and $4.2 million, respectively.
The Company generated cash from operations for the 1996 Nine-Month Period and 1995 Nine-Month Period of $53.0 million and $37.4 million, respectively.

Net cash used in investing activities was $43.4 million for the 1996 Nine-Month Period compared with $49.7 million for the 1995 Nine-Month Period. The Company's expenditures for flight equipment were $41.2 million for the 1996 Nine-Month Period compared with $40.4 million for the 1995 Nine-Month Period. Expenditures for flight equipment in the 1996 Nine-Month Period included the purchase of six Boeing 747 aircraft, six spare engines, capitalized engine overhauls and the purchase of rotable spare parts (See Note 2 of Financial Statements for additional information regarding the financing of certain flight equipment expenditures).

As of September 30, 1996, the Company had negative working capital of $61.3 million compared to negative working capital of $28.7 million as of December 31, 1995. Historically, the Company has operated with a working capital deficit. The Company believes that additional debt financing will be required in the fourth quarter and will be successfully concluded. This financing, in conjunction with cash generated from operations, will be sufficient to fund the Company's working capital needs for its existing business, as well as for planned capital expenditures and expected debt repayments in the foreseeable future. Failure to obtain such financing could have a material adverse effect on the business and condition of the Company.

In February 1996, the Company borrowed $5.0 million under an unsecured line of credit with a domestic commercial bank. Interest was at prime rate and the loan was repaid in July 1996. No borrowings were outstanding under this line at September 30, 1996. Under this line of credit facility, at September 30, 1996, the Company was contingently liable for approximately $4.2 million of letters of credit, of which $0.3 million were collateralized by certificates of deposit. The letters of credit are currently outstanding. The unsecured line of credit has been terminated while the letters of credit must be replaced in the event that alternative financing is secured (as discussed below).

In November 1996, the Company signed a letter of intent with a financial institution that would establish a secured revolving line of credit of up to $15.0 million (including up to $4.5 million in letters of credit) which bears interest at prime rate plus 1.75%. This line of credit is subject to due diligence and definitive documentation and is expected to be successfully concluded. Failure to obtain this or similar financing could have a material adverse effect on the business and financial condition of the Company.

The Company paid a cash dividend of four cents per share of Common Stock for the first, second and third quarters of 1996 on March 15, 1996, June 17, 1996 and September 16, 1996, respectively.

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



                              Tower Air, Inc.
                              (Registrant)



Date:  November 14, 1996      /s/ Morris K. Nachtomi
                              -------------------------------------------------
                              Morris K. Nachtomi
                              President, Chief Executive Officer
                              and Chairman of the Board of Directors
                              (Principal Executive Officer)



Date:  November 14 , 1996     /s/ Ramesh Punwani
                              ----------------------------------------------
                              Ramesh Punwani
                              Chief Financial Officer and
                              Vice President-Finance (Principal
                              Financial and Accounting Officer)