Form 10-K
period 1996-12-31
TOWER AIR INC
filed 1997-03-28
CIK 778718

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K

             (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                     OR

          (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____TO____.

                        COMMISSION FILE NUMBER 0-22526

                                TOWER AIR, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                 11-262104
 (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)


        HANGAR NO. 17
 J.F.K. INTERNATIONAL AIRPORT
        JAMAICA, N.Y.                                      11430
 (Address of principal executive offices)                (Zip Code)


                                 (718) 553-4300
                 (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                             ON WHICH REGISTERED
        -------------------                            ---------------------

Common Stock, par value $.01 per share                 NASDAQ National Market


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No
                                              ---   --

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

          The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price on the NASDAQ National
Market) on  February 28, 1997 was approximately  $11,337,938.   As of  February
28, 1997, there were 15,290,006 shares of Common Stock, par value $.01 per share, outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the proxy statement in connection with the registrant's 1997 Annual Meeting of Stockholders to be filed within 120 days of the close of registrant's fiscal year are incorporated by reference into Part III.

                                    PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

Certain statements contained herein under the captions Business, Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act). Such statements incorporate assumptions that entail uncertainties and unknown risks. A variety of factors may cause the actual results and performance of the Company or industry to differ materially from any future results or performance expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic conditions affecting the industry and the Company; competition within the industry; changes in consumer preferences; regulatory changes; and political, social and economic conditions in key markets.


ITEM 1. BUSINESS.

OVERVIEW

Tower Air, Inc. (Tower or the Company) was incorporated under the laws of the State of Delaware in August 1982 and obtained an operating certificate from the Civil Aeronautics Board effective October 1983. The Company's executive offices are located at Hangar No. 17, John F. Kennedy International Airport (JFK), Jamaica, New York 11430, and its telephone number is (718) 553-4300.

Tower provides primarily long-haul scheduled and charter passenger air service in diverse international and domestic markets that the Company believes can be profitably served by its fleet that consists exclusively of Boeing 747 (B747) aircraft. Scheduled international passenger routes include service between New York and Tel Aviv, Israel; New York and Paris, France; and New York/Miami and Sao Paulo, Brazil. Scheduled domestic passenger routes include service between New York and Los Angeles, Miami, Oakland and San Juan, Puerto Rico. The Company provides charter air service for several major United States and foreign tour operators, primarily serving Greece, Italy and Brazil, and is a major passenger charter service provider to the United States military, the United Nations and the International Organization For Migration (IOM). Tower also operates all-cargo service primarily between Miami and destinations in South America. In addition, Tower provides ad hoc third party maintenance service at its JFK facility.

As of December 31, 1996, Tower operated a fleet of fifteen passenger aircraft (six B747-100s and nine B747-200s) and two cargo aircraft (B747-100s). The Company maintains offices and ground personnel in New York City, Miami, Los Angeles, San Juan, Tel Aviv, Paris and Sao Paulo.

BUSINESS STRATEGY

The Company's principal business strategy is to provide long-haul, low-fare airline service in niche markets where the Company's low operating costs and flexible operating structure permit profitable operations. Tower implements this strategy by appealing to ethnic and family travelers in markets characterized by normally stable demand (as demonstrated by the Company's scheduled services between New York and Tel Aviv) or in markets in which seasonal fluctuations in demand justify adjusting flight frequencies (as demonstrated by the Company's expanded service between New York and Paris in the summer). Responding to predictable variations in demand, the Company also seeks to take advantage of counter-seasonal opportunities, for instance, by participating in the Hadj, a seasonal religious pilgrimage to the Middle East, and by providing year-round cargo service. The Company believes it benefits from several competitive advantages, including the following:

 . LOW COST STRUCTURE. Tower's operating costs in most markets are lower than those of its competitors. The Company maintains its low cost structure principally by tightly controlling its variable costs while also minimizing certain fixed costs by subcontracting ground handling and heavy maintenance work. The Company achieves low labor costs through effective utilization of a mix of part-time and full-time workers. The Company also achieves savings by operating a fleet consisting exclusively of B747 aircraft, which permits efficiencies in crew training, maintenance and spares inventory. The Company's low cost structure enables it to seek to increase market penetration by, among other things, offering travel agents higher commissions and to operate in price sensitive markets by utilizing its cost-efficient aircraft. Tower's low cost structure is demonstrated by its operating expense per scheduled service Available Seat Mile (ASM) statistics in recent years: 1996-$.0538; 1995-$.0477; 1994-$.0463; 1993-$.0531; 1992-$.0512.

 . CUSTOMER APPEAL. Tower appeals to travelers primarily by offering low fares with no restrictions (no minimum stay or advance purchase requirements, fully refundable tickets and no penalty/change fee) on its domestic and European scheduled service markets, and by tailoring its service to the requirements of each market. This market-focused philosophy was pioneered in the Israel market, for which Tower provides Israel-based flight attendants and Kosher meals. In the commercial charter market, Tower appeals to tour operators by providing a low per-seat cost. Tower appeals to its military customers by responding quickly to varying logistical demands. The Company emphasizes competitive prices and comfortable aircraft with service comparable to that offered by carriers with higher fares. On most scheduled international flights, the Company provides a business class section offering approximately 46 wide, leather covered seats and upgraded inflight services, for a fare that is generally less than business class fares charged by other carriers.

 . OPERATING FLEXIBILITY. The Company has achieved a high degree of operating flexibility due to minimal capital investment requirements and a highly flexible cost structure. Tower's fixed overhead expenses in 1996 were approximately $114.8 million, or 27.5% of revenues. The Company's flexible cost structure has been achieved through, among other measures, the efficient use of a part-time workforce, the development of flexible work rules, the outsourcing of most ground services and the ability to adjust flight routes and schedules to demand. The Company's operating flexibility has allowed it to respond over its 14-year operating history to rising fuel costs, increasingly price-conscious consumers and the significant variability in demand experienced in certain markets such as the military charter business.

SALES AND MARKETING

Tower's marketing strategy focuses on specific profitability goals in each market. The Company's streamlined marketing structure encourages focused and timely decision-making with respect to pricing, scheduling, distribution, advertising, public relations and sales. This orientation allows Tower to pursue market opportunities which may not be apparent to, or manageable by, larger competitors, and permits Tower to adjust promptly to market conditions. Tower's services are marketed through direct sales efforts and travel intermediaries, including agents, tour operators, religious and other organizations, and interline agreements with other airlines. This strategy permits the Company to reach a broad customer base while focusing its marketing resources in a cost effective manner. The Company maintains contacts with retail and wholesale travel agencies in the United States, Israel, Brazil and France.

The Company's annual advertising plan includes direct advertising through radio and print media to promote its product. A brand new campaign which focuses on the Company's vast experience, its fleet and low fares is geared to promote the value of the service that the Company provides.

SERVICES OFFERED

The Company's business mix includes scheduled passenger service, commercial charters, military charters, cargo service, and other operations. The following table sets forth the Company's total revenues for each major service category:

                                 YEARS ENDED DECEMBER 31,
                             ------------------------------

                                 1996      1995      1994
                             ------------------------------
                                      (IN MILLIONS)
Scheduled passenger service     $ 247.2  $  270.3  $  206.6
Commercial charter service         84.4     100.8      53.2
Military charter service           64.4      87.5      66.8
Cargo service                      14.1      24.0      36.2
Other                               7.7       7.9       5.2
                             ------------------------------
  Total operating revenues      $ 417.8  $  490.5  $  368.0
                             ==============================

SCHEDULED PASSENGER SERVICE

As illustrated in the above table, scheduled passenger service represents the largest portion of the Company's business and accounted for 59.2% of the Company's total revenues for the year ended December 31, 1996. The following table sets forth, for the periods indicated, the Company's scheduled passenger service in dollars and as a percentage of total operating revenues.


                                               YEARS ENDED DECEMBER 31,
                                    ------------------------------------------------
                                          1996             1995              1994
                                    ------------------------------------------------
                                                   (DOLLARS IN MILLIONS)
NY/Tel Aviv                         $   94.2  22.6%   $  99.2  20.2%  $   87.2  23.7%
NY/Paris                                23.7   5.7       26.7   5.5       16.8   4.6
NY and/or Miami/Sao Paulo/Rio de
  Janeiro (1)                           17.7   4.2       10.9   2.2        4.0   1.1
NY/Amsterdam/Bombay (2)                  6.0   1.4       25.6   5.2        2.3   0.6
NY/Amsterdam/Delhi (3)                     -     -       13.2   2.7       19.4   5.3
Miami/Los Angeles (4)                      -     -        1.0   0.2        6.3   1.7
NY/San Juan                             21.2   5.1       17.7   3.6       12.4   3.4
NY/Miami                                21.5   5.1       27.2   5.6       16.2   4.4
NY/Los Angeles                          39.5   9.5       34.8   7.1       27.7   7.5
NY/San Francisco (5)                    19.6   4.7       11.5   2.3        9.2   2.5
Miami/San Juan                           3.3   0.8          -     -          -     -
Other (6)                                0.5   0.1        2.5   0.5        5.1   1.4
                                    --------  ----    -------  ----   --------  ----
                                    $  247.2  59.2%   $ 270.3  55.1%  $  206.6  56.2%
                                    ========  ====    =======  ====   ========  ====

(1) Service expanded in December 1995 with continuation to Rio de Janeiro. Service to Rio de Janeiro discontinued August 10,
    1996. Tower's route authority to Brazil expires on March
    31, 1997. The Department of Transportation has tentatively decided not to renew the Brazil route authority. Tower has discontinued all service to Brazil effective March 13,
(2) Service commenced in December 1994 and discontinued in March 1996.
(3) Service commenced in April 1994 and discontinued in September 1995.
(4) Service discontinued in January 1995.
(5) Service to San Francisco discontinued April 1, 1996 and will resume again on April 1, 1997; service to Oakland commenced April 5, 1996, and will be discontinued on March 31, 1997.
(6) Includes revenues generated by certain discontinued routes.

INTERNATIONAL MARKET - Tower operated 57.3% of its scheduled passenger service, measured in 1996 revenues, between New York and various international destinations, and between Miami and Brazil. The frequency of Tower's flights varies between the peak summer season and the off-season based on traffic demand.

The Israel market, Tower's largest scheduled passenger service revenue source, is composed primarily of individuals and groups who travel for religious reasons, vacations or business. This market historically has been characterized by a relatively stable travel pattern. From time to time, security concerns in Israel have resulted, and may continue to result, in temporary declines in demand.

In 1996, the Company discontinued its service to Rio de Janeiro and India because of marketing and operational difficulties that rendered such service unprofitable. Tower's route authority to Brazil expires on March 31, 1997. The Department of Transportation (DOT) has tentatively decided not to renew this authority. The Company has discontinued all service to Brazil effective March 13, 1997.

Tower has applied to the DOT for authority to operate scheduled service to Athens, Greece and beyond to Tel Aviv, Israel. The Company received this authority in March 1997, and its plans to commence service on this route following the receipt of foreign government approvals.

DOMESTIC MARKET - Tower operated 42.7% of its scheduled passenger services, measured in 1996 revenues, within domestic markets.

Three major domestic routes (New York/San Juan, New York/Los Angeles and New York/Oakland) had higher traffic in 1996 relative to 1995.

The Company believes that by increasing its sales and marketing efforts, including participation in additional global distribution systems (e.g. Sabre, Amadeus, Galileo and Galileo International), it will be able to expand its overall presence in price sensitive domestic markets.

COMMERCIAL CHARTER SERVICE

The Company provides charter service to and from a number of European destinations, including Greece and Italy as well as Brazil. For the year ended December 31, 1996, the charter market represented approximately 20.2% of the Company's total revenues. Charters provided to tour operators constitute a seasonal market, with the majority of passengers traveling during each country's respective summer period. Tower also supplies charter passenger service to the United Nations and to the IOM.

The majority of the Company's commercial charter agreements are fixed-price-per-flight agreements, negotiated and contracted in advance. The Company establishes its pricing in such agreements based on the number of block hours required to complete a flight.

Tower's charter operations represent a potential springboard for future scheduled service operations. For example, Tower's scheduled service to Tel Aviv, Paris and Sao Paulo each developed from strong charter operations to those destinations.

Charter agreements provide for the transport of religious pilgrims on the Hadj pilgrimage to the Middle East that occurs once a year. From April through June 1996, the Company operated eight aircraft for this purpose. The Company is operating and expects to continue operating, under charter agreements with two airlines, nine aircraft from March through May 1997.

MILITARY CHARTER SERVICE

As an operator of charters for the United States military, the Company transports armed forces, reserve personnel and cargo domestically and internationally. The destinations of certain military charters are war risk zones. This service is organized for the United States military by various agencies of the Department of Defense (DOD), which contracts with private sector airlines for the transportation of military personnel and their dependents, and cargo service. The Company provides charter air travel service to the DOD through the Air Mobility Command (AMC) and the Military Traffic Management Command (MTMC), which organize international and domestic transportation services for United States military personnel.

Between 1995 and 1996, the number of military passengers transported by the Company for AMC and MTMC declined 14.1% from approximately 205,000 to approximately 176,000 as a result of weaker demand for military charters. For the year ended December 31, 1996, the AMC and MTMC markets represented approximately 15.4% of the Company's total revenues.

AMC business is awarded to carriers who participate in the Civil Reserve Air Fleet (CRAF) program. Aircraft enlisted in CRAF are the only aircraft allowed to provide service to AMC. The AMC contract requires that in case of a national emergency, the enlisted aircraft be made available to the United States government upon demand. Although many carriers consider CRAF availability requirements an impediment to providing normal, scheduled service, Tower's operating flexibility ensures the Company's ability to deliver CRAF aircraft readily, thus creating a business opportunity.

AMC contract awards are of two types: (i) fixed award business, which is scheduled in advance, and (ii) expansion business, the demand for which arises upon shorter notice. Fixed business is awarded on the basis of "mobilization points," the award of which is based on the number and type of aircraft available from each airline.

MTMC purchases domestic air travel on a lowest bid basis from a broad group of charter and scheduled service carriers. In general, this market is smaller and more competitive than the AMC market. While Tower's low cost structure enables the Company to compete for MTMC business, a significant portion of such business is not suitable for the Company because the number of passengers to be carried on given routes is too small to be served efficiently by B747 aircraft.

Military and other government flight activity has recently been, and is expected to remain, a significant part of the Company's business. Due to an agreement with United Airlines, Inc. (UAL), under which Tower acquired UAL's military entitlement for the contract years commencing October 1, 1995, 1996 and 1997. Tower's share of the military charter business continues to have the potential to increase substantially. However, the market for military charter services will be influenced by numerous factors, including changes in the overall level of defense spending.

CARGO SERVICE

Tower operates all-cargo service primarily between Miami and South America. For the year ended December 31, 1996, the cargo service market represented approximately 3.4% of the Company's total revenues. The Company's cargo aircraft fleet enables Tower to participate in the military cargo charter market.

One of the Company's two cargo aircraft is temporarily out of service to satisfy a certain Airworthiness Directive requirement. In order to satisfy this requirement, the Company is awaiting FAA-approved technical specifications and anticipates that the aircraft will return to service by the end of 1997.


OTHER

The Company sells available cargo space on its passenger aircraft (belly cargo) to other carriers and freight forwarders. The Company also derives revenues from in-flight sales, including sales of duty-free merchandise. In addition, since 1993, the Company has provided maintenance service to other carriers on an ad hoc basis. For the year ended December 31, 1996, belly cargo and other services contributed 1.8% of the Company's total revenues.

COMPETITION

The airline industry is highly competitive and is currently characterized by excess capacity and the entry of additional low-cost service providers. Therefore, carriers compete primarily on the basis of price, routes and service. Tower's principal competitors on scheduled passenger routes include major airlines in the United States and abroad, many of whom have greater financial resources, larger fleets and wider name recognition than the Company. Tower believes that it competes by providing a product designed to satisfy the requirements of its target customer groups and by maintaining a low-cost structure.

SCHEDULED SERVICES - Scheduled carriers compete for customers by adopting strategies that can lead to significantly lower fares for passengers. Such strategies include wholesaling discounted seats on scheduled flights to tour operators; promoting prepackaged tours to travel agents for sale to retail customers; selling discounted, excursion airfare-only products to the public; and offering frequent flyer programs as incentives for flying on certain airlines. As a result, the Company is sometimes required to compete for customers against the lowest priced seats of other scheduled airlines.

The degree of competitiveness among international airlines is restricted by limits placed on traffic capacity under bilateral agreements. Bilateral agreements are negotiated by governments on behalf of their nations' air carriers. In certain markets, bilateral agreements set guidelines which determine the number of airlines and flights that are permitted to be operated, as well as departure and arrival points and pricing constraints within which airlines must operate. Airlines and flights permitted by such agreements are also limited by the scarcity of available landing slots, particularly at JFK and at certain European airports. The lack of available landing slots may be an impediment to the Company's international expansion.

In the New York/Tel Aviv market, customized services such as Israel-based flight attendants and Kosher meals have contributed to position Tower as a market leader. The Company believes it is one of the largest providers of direct scheduled passenger service between New York and Tel Aviv. The Company intends to continue offering services tailored to its different markets.

COMMERCIAL CHARTERS - Tower competes with a number of United States and international carriers in the commercial charter market. Several large scheduled airlines have increased the number of discounted seats available on regularly scheduled flights to tour operators, thereby increasing competition in markets served by Tower's scheduled passenger and charter operations. Tower's charter service competes with other operators in this market based on reliability, quality of service and price.

MILITARY CHARTERS - In the market for military charter services, Tower competes with a number of domestic air carriers, each of which is eligible to provide air travel service to the AMC and MTMC. With regard to AMC business, the majority of these participants are grouped into team arrangements, each of which bids as a unit for AMC business. The Company entered into a team arrangement with three other air carriers to bid for the government contract years covering October 1, 1995 through September 30, 1997. The Company believes that its present capacity for AMC business in conjunction with its historic operating record enables it to compete effectively in this market.

REGULATORY ENVIRONMENT

REGULATION - The Company is an air carrier subject to the jurisdiction of, and regulation by, the Department of Transportation (DOT) and the Federal Aviation Administration (FAA) pursuant to Title 49 of the United States Code, Sections 40101 et
seq. (the Aviation Statute) (formerly the Federal Aviation Act of 1958, as amended (the Aviation Act)). The DOT is primarily responsible for regulating economic issues affecting air service, including, among other things, air carrier certification and fitness, insurance, leasing arrangements, allocation of route rights and authorization of proposed scheduled and charter operations, tariffs, consumer protection, unfair methods of competition, unjust discrimination and deceptive practices. In 1983, the Company was granted a certificate of public convenience and necessity under Section 401 of the Aviation Act (now Section 41102 of the Aviation Statute), authorizing it to engage in scheduled air transportation.

International air services are generally governed by a network of bilateral civil air transport agreements in which traffic rights are exchanged between governments which then select and designate air carriers authorized to exercise such rights. In the absence of a bilateral agreement, such international air services are governed by principles of comity and reciprocity. The provisions of such agreements pertaining to charter services vary considerably depending on the country. Scheduled international service is also subject to the provisions of bilateral agreements, which may specify the city-pair markets that may be served, restrict the number of carriers that may be designated, provide for prior approval by one or both governments of the prices the carrier proposes to charge, limit the amount of capacity to be offered in the market, and in various other ways impose limitations on the operations of air carriers, such as the Company. Most bilateral agreements to which the United States is a party permit either country to terminate the agreement upon one year's notification to the other party.

The DOT is responsible for evaluating airport security arrangements at U.S. airports and at foreign airports served by U.S. carriers, such as the Company. The DOT may prohibit service by carriers serving the U.S. to or from those airports found not to administer safe and effective security measures. At present, no airport regularly served by the Company is so affected.

As part of its consumer protection function, the DOT administers a number of specific consumer protection regulations with which the Company is required to comply and compiles and publishes statistics of consumer complaints received regarding U.S. air carriers. During calendar year 1996, a period during which the Company transported in excess of 1.7 million total passengers, the DOT recorded a total of 118 consumer complaints concerning the Company, resulting in a complaint rate of 6.82 per 100,000 passengers transported. This rate compares with an average consumer complaint rate of 0.74 per 100,000 passengers for all major airlines. Since December 1995, the Company has hired a consulting firm to assist in the development of customer-oriented service procedures for its station and inflight services. As these procedures take full effect, the Company believes that it will reduce consumer complaints on a going-forward basis.

The Company is also subject to the jurisdiction of the FAA with respect to its aircraft maintenance and operations. The Company currently holds an FAA certificate and Operations Specifications under Part 121 of the Federal Aviation Regulations with respect to the airports and aircraft used and routes flown by the Company. The FAA has the authority to suspend temporarily or revoke permanently the authority of the Company or its licensed personnel for failure to comply with regulations promulgated by the FAA and to assess civil penalties for such failures.

The FAA has issued a series of Airworthiness Directives (ADs) under its "Aging Aircraft" program which are applicable to the Company's aircraft, including the previously discussed AD on the cargo aircraft. These ADs call for extensive aircraft inspections and structural modifications to address the problems of corrosion and structural fatigue. Additional ADs applicable to the Company's aircraft could be issued in the future, generating compliance costs that cannot be estimated at this point.

The Company believes it is in compliance with all requirements necessary to maintain in good standing its operating authority granted by the DOT and its air carrier operating certificate issued by the FAA.

Several aspects of airline operations are subject to regulation or oversight by Federal agencies other than the DOT and FAA. The antitrust laws are enforced by the United States Department of Justice. The United States Postal Service has jurisdiction over certain aspects of the transportation of mail and related
services provided by the Company's cargo services.   Labor relations in the air
transportation industry are generally regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements.

ENVIRONMENTAL REGULATION - Under the Airport Noise and Capacity Act of 1990 and related FAA regulations, the Company's aircraft fleet must comply with certain Stage III noise restrictions by certain specified deadlines. Presently, the Company is in compliance with all FAA noise regulations.

In addition to the aircraft noise regulations administered by the FAA, the Environmental Protection Agency (EPA) regulates operations, including air carrier operations, which affect the quality of air in the United States. The Company has made all necessary modifications to its operating fleet to meet fuel venting requirements and smoke-emissions standards issued by the EPA.

At its aircraft line maintenance facility, the Company uses materials which are regulated as hazardous under federal, state and local law. The Company is required to maintain programs to protect the safety of its employees who use these materials and to manage and dispose of any waste generated by the use of these materials in compliance with all such laws. The Company is also subject to federal, state and local regulations relating to protection of the environment and discharge of materials into the environment.

EMPLOYEES

As of December 31, 1996, the Company had 1,681 employees, 1,301 of which were full time and 380 of which were part time. The Company considers its relations with its employees to be good.

In May 1989, Tower's U.S.-based cabin attendants voted to join the Association of Flight Attendants (AFA). The Company negotiated a three-year contract with the AFA in September 1993. On March 5, 1997, the Company reached a tentative agreement, subject to membership ratification, to extend the contract with its U.S.-based flight attendants represented by the AFA by up to two years until September 14, 1998. The tentative agreement provides for no change in the current rates of pay received by Tower flight attendants.

The Company's pilots and flight engineers are members of an in-house union, Tower Air Cockpit Crewmember Association, Inc. (TACCA). In August 1996, negotiations commenced with TACCA for a contract to replace the existing agreement dated September 1, 1993. Negotiations are expected to continue well into 1997.

All Company full time employees are covered by comprehensive health and life insurance plans and substantially all Company full time employees are eligible to participate in a 401(k) program. For part-time employees, the Company partially subsidizes the cost of an optional comprehensive health benefit plan.


ITEM 2.  PROPERTIES.

AIRCRAFT

As of February 28, 1997, the Company operated a fleet of seventeen B747 aircraft (fifteen passenger aircraft and two cargo aircraft). The wide body B747 is the workhorse of many of the world's flag carriers, and provides operators with high levels of passenger comfort at low seat-mile costs. The B747 is well suited for Tower's long-haul, high capacity routes and the cargo markets it serves. In addition, because the Company's fleet consists exclusively of B747 aircraft, the Company benefits from efficiencies with regard to maintenance and crew training costs and spares inventories. Tower's fleet presently consists of ten owned and seven leased aircraft. One of the lease agreements converts to fixed monthly rental in April through September and then reverts to "power by the hour" where the basic monthly rent is determined by multiplying the airframe hours flown during the month by specified rates, as defined in the agreement. Under the terms of two of the lease agreements, monthly rentals are at fixed rates, and one aircraft is being leased at fixed monthly rental plus additional rent based on flight hours flown during the month in excess of minimum monthly requirements, as defined in the agreement. In addition, three aircraft are being leased under a "sale leaseback transaction" where the monthly rentals are at fixed rates. For the year ended December 31, 1996, the Company's average daily utilization for its aircraft was 10.0 hours per operating day, with an average flight duration of 6.3 hours.

The following table summarizes relevant data regarding the ownership, dates aircraft were placed on certificate and dates of manufacture of the aircraft operated by the Company.

                                  Date
                              Aircraft was
                      Owned    Placed on      Date of
Aircraft/Series       Leased  Certificate   Manufacture
--------------------  ------  ------------  -----------
Passenger Aircraft
  B747-100            Owned           5/84         7/70
  B747-100            Owned          12/85         3/70
  B747-100            Owned          10/88         5/70
  B747-100            Owned           3/91         3/72
  B747-100            Owned           6/92         7/71
  B747-100            Leased          3/92         4/70
  B747-200            Leased          4/93         2/72
  B747-200            Leased          5/93         5/72
  B747-200            Owned           3/96         6/77
  B747-200            Owned           3/96         3/76
  B747-200            Leased         10/92         9/77
  B747-200            Leased          3/93        10/71
  B747-200            Owned           1/95         5/80
  B747-200            Leased          2/95         6/79
  B747-200            Leased          3/95         2/80

 Cargo Aircraft
  B747-100*           Owned           8/93         2/70
  B747-100            Owned           8/95         3/70

* Temporarily out of service to satisfy a certain AD requirement.

For information concerning aircraft subject to liens, see Note 2 to the Financial Statements.

AIRCRAFT MAINTENANCE - The Company's maintenance and engineering facility is located at its headquarters at Hangar 17. The building can accommodate two B747 aircraft simultaneously, permitting the Company to meet its own maintenance needs and provide contracted support services to third parties on an ad hoc basis. The Company believes that its location at JFK places it in a unique position to service the ad hoc maintenance needs of many other airlines serving the airport. In addition to its in-house maintenance capabilities, the Company out-sources certain services it is not equipped to perform or can obtain more cost effectively from other parties. The Company uses FAA certified facilities and repair stations of other major airlines for its heavy maintenance requirements.


GROUND FACILITIES AND SERVICES

The Company's principal facility is its headquarters at Hangar 17 at JFK in New York. The Company rents this facility from the Port Authority of New York and New Jersey under a lease which expires in 2003. This facility is being used for executive offices and maintenance operations. The Company also entered into a lease with the Port Authority for Terminal 213 at JFK, which is adjacent to Hangar 17, and began utilization of such Terminal in November 1993. The terminal facility lease expires in 2003. The Company also leases separate sales offices in New York City, Miami, Los Angeles, Tel Aviv, Paris and Sao Paulo.


ITEM 3.  LEGAL PROCEEDINGS.

On October 31, 1995, the Company entered, subject to court approval, into a settlement (the "Settlement") of consolidated class actions filed in March and June 1994 entitled In re Tower Air, Inc. Securities Litigation (the "Securities
                   -------------------------------------------
Litigation") in the United States District Court for the Eastern District of New York. The Securities Litigation arose out of the November 1993 initial public offering of shares of the Company's common stock. The Settlement was approved by the district court on February 9, 1996.

In September 1994, William Branch ("Branch") commenced a separate action containing related allegations in the United States District Court for the Southern District of New York entitled Branch v. Tower Air, Inc. (the "Branch
                                       -------------------------
Action"). The Branch Action was dismissed with prejudice by Order dated December 10, 1996, from which no appeal was taken.

Branch objected to the settlement of the Securities Litigation and appealed from the order of the district court approving the Settlement. On November 13, 1996, the United States Court of

Appeals for the Second Circuit affirmed the order and judgment of the district court approving the Settlement.

On February 11, 1997, Branch filed a Petition for Writ of Certiorari with the Supreme Court of the United States, seeking a review of the Second Circuit's affirmance of the district court's approval of the Settlement. On March 14, 1997, the Company filed a brief opposing Branch's Petition. No decision yet has been rendered by the Supreme Court.

On or about March 20, 1997, the Company received a copy of a Verified Complaint filed in the Supreme Court of the State of New York, County of Nassau. The Complaint, entitled Hart to Hart Aircraft Detailing, Inc. v. Tower Air. Inc.
                    --------------------------------------------------------
alleges that the Company improperly terminated a contract (the "Contract") with the plaintiff and failed to pay certain charges for aircraft cleaning allegedly performed by the plaintiff. The Complaint also alleges that agents of the Company defamed the plaintiff and divulged certain confidential information regarding the terms of the Contract. Finally, the Complaint alleges that the termination of the Contract resulted from certain complaints by the plaintiff. The Company believes it has good defenses to each and every allegation in the Complaint and has counterclaims against the plaintiff in amounts equal to or exceeding the amounts sought in the Complaint. The Company intends to vigorously defend itself and pursue its counterclaims.

On or about December 13, 1996, the Company received a letter from attorneys for UNC, Inc. ("UNC"), a vendor from whom the Company had purchased certain component aircraft parts in 1994 and 1995. In addition to such purchases, certain component parts owned by the Company had been repaired by UNC and/or certain of its subsidiaries during the same period. The December 13, 1996 letter, among other things, demanded payments totaling approximately $900,000 in respect of goods and services allegedly provided by UNC to the Company. The Company is also investigating whether it has viable claims against UNC for improper billing practices and defective goods and services provided to the Company.

The Company is the defendant in a Tennessee state court action filed August 1994, Federal Express Corporation v. Tower Air, Inc., in which plaintiff seeks
      -----------------------------------------------
$7,646,216.47 in damages alleging breach of contract, breach of duty of good faith and fair dealing, interference with contracted and business relations, procurement of breach of contract and fraud. Treble and punitive damages are also sought. The claims relate to military charter flights awarded to the Company by the MAC which plaintiff contends it was entitled to operate by virtue of its position in a joint venture in which the Company was involved. The Company moved for a more definite statement of plaintiff's claims and that motion was granted. Plaintiff, however, has not amended its complaint to date . This litigation arises from the same basic circumstances involved in the United States District Court for the Eastern District of New York action filed December 1994, Tower Air, Inc. v. Federal Express Corporation, in which contract and
      -----------------------------------------------
antitrust violations are alleged by the Company. That court, in October 1996, denied Federal Express Corporation's motion to dismiss.

During a snowstorm at JFK Airport on December 20, 1995, a Tower Air aircraft bound for Miami slid off the runway during an aborted take-off attempt. Approximately 35 passengers were taken to hospitals and discharged the same day. One was kept overnight. The remaining approximately 415 passengers were not injured. All claims and lawsuits are being handled by the Company's insurance carrier. The Company believes that all claims resulting from this event remain fully covered under the Company's insurance policies.

The Company is the defendant in a Texas state court action filed May 1996, Dee
                                                                           ---
Howard Company v. Tower Air, Inc., in which
---------------------------------
plaintiff contends the Company did not pay it sufficient amounts for maintenance, repair and modification work performed on a Company aircraft. The amount claimed is $839,001.97. The case is still in the discovery stage.

The Company is the defendant in a New York state court action filed October 1995, Hudson General Corporation v. Tower Air, Inc., in which plaintiff contends
      ----------------------------------------------
it is entitled to damages of $2,200,000.00 for snowclearing, deicing, cleaning, building maintenance and baggage handling contracts which had been terminated by the Company because of substandard service. Most of the amount claimed is for services never performed. The case is still in the discovery state.

The Company is the defendant in a New York state court action filed September 1995, Pacific Harbor Capital, Inc. v. Tower Air, Inc., in which plaintiff
      ------------------------------------------------
contends that one engine of an aircraft leased from it by the Company was not returned in the condition required by the lease agreement. The dispute is over which party, under the terms of the Lease, is responsible for the damage. Plaintiffs claim approximately $1.8 million of which over $300,000 is for an engine rented during repair of the damaged engine. The case is still in the discovery stage.

The Company is a third-party defendant in a New York state court action filed September 1995, Gal-Nur v. Hudson General Corp. v. Tower Air, Inc., in which
                ---------------------------------------------------
plaintiff, a Tower Air employee, has sued Hudson General Corporation in connection with an injury he claims to have sustained on steps from the plane. Hudson General filed a Third Party Complaint against Tower Air in November 1996. The plaintiff is seeking $10,000,000 in damages. An answer to the complaint has been filed by the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                 PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

The Company's Common Stock is traded on the NASDAQ National Market under the trading symbol TOWR. The approximate number of holders of record of the
Company's Common Stock at February 28, 1997 was 90.   The quarterly price range
of the Company's Common Stock is shown in the following schedule:

                         1996                  1995
               --------------------------------------------
QUARTER ENDED      High        Low       High        Low
               --------------------------------------------
March 31         $  7  5/8   $ 5  1/2   $ 8  3/8   $ 7  3/8
June 30             8  1/8     5          9  1/8     6  1/4
September 30        5  3/8     4  3/8     9  1/8     7  3/8
December 31         4  5/8     2  1/2     8  1/8     6  1/2

The Company paid quarterly cash dividends in 1996 aggregating $.12 per share. No dividend was declared or paid for the fourth quarter of 1996 in order to conserve cash. The Company paid quarterly dividends for 1995 and 1994 aggregating $.16 per share for each year.


ITEM 6.  SELECTED FINANCIAL DATA.

The financial data presented on the following page should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-K. The summary financial data for each of the five years in the period ended December 31, 1996 are derived from the financial statements of the Company which have been audited by Ernst & Young LLP, independent auditors.

                                                                        YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------------------------
FINANCIAL DATA:                                       1996         1995         1994         1993         1992
                                                   -----------  -----------  -----------  -----------  -----------
 (In thousands, except per share data)
 Operating revenues                                $  417,819   $  490,472   $  367,984   $  341,835   $  247,175
 Operating expenses                                   441,345      476,956      363,192      317,357      238,142
                                                   ----------   ----------   ----------   ----------   ----------
 Operating income  (loss)                             (23,526)      13,516        4,792       24,478        9,033
                                                   ----------   ----------   ----------   ----------   ----------
 Other (income) expenses                                8,863       (5,903)       3,169        5,528        6,539
                                                   ----------   ----------   ----------   ----------   ----------
 Income (loss) before income taxes                    (32,389)      19,419        1,623       18,950        2,494
 Income tax provision (benefit)                       (11,506)       8,730        1,055        9,017        1,290
                                                   ----------   ----------   ----------   ----------   ----------
 Net income (loss)                                 $  (20,883)  $   10,689   $      568   $    9,933   $    1,204
                                                   ==========   ==========   ==========   ==========   ==========

 Net income (loss) per share                       $    (1.37)  $     0.70   $     0.04   $     0.78   $     0.10
 At Period-end
 Cash and cash equivalents                         $    2,968   $    3,521   $   14,824   $   44,310   $   11,484
 Working capital (deficiency)                      $  (84,196)  $  (28,744)  $  (30,585)  $   (2,625)  $  (29,705)
 Property and equipment, net                       $  218,058   $  147,202   $  133,741   $  120,266   $  112,896
 Total assets                                      $  263,255   $  210,547   $  177,877   $  191,644   $  144,099
 Long-term debt                                    $   67,716   $   23,594   $   21,065   $   30,656   $   53,599
 Stockholders' equity                              $   53,316   $   76,034   $   67,792   $   71,190   $   17,338

OPERATING DATA:
 Total:
  Block hours flown                                    41,336       47,186       34,221       30,736       22,352
  Revenue per block hour (1)                       $    9,922   $   10,227   $   10,601   $   11,017   $   10,945
  Variable expense per block hour (2)              $    8,014   $    7,964   $    8,411   $    8,418   $    8,547
 Scheduled Passenger Services:
  Revenue passengers carried(000s)                      1,194        1,194          925          594          455
  Revenue passenger miles (RPMs)(000s)              3,332,477    3,601,323    2,758,753    1,867,827    1,572,712
 Available seat miles(ASMs)(000s)                   4,626,478    4,810,710    3,715,993    2,345,204    2,078,771
  Passenger load factor                                    72%          75%          74%          80%          76%
  Yield per RPM                                    $    .0742   $   0.0751   $   0.0749   $   0.0820   $   0.0810
  Block hours flown                                    21,991       22,094       17,172       10,916        9,514
  Operating revenue per ASM                        $    .0534   $   0.0562   $   0.0556   $   0.0653   $   0.0613
  Operating expense per ASM (3)                    $    .0538   $   0.0477   $   0.0463   $   0.0531   $   0.0512
  Total expense per ASM (4)                        $    .0615   $    .0581   $    .0570   $    .0636   $    .0607

  Employees (at period-end)                             1,681        1,842        1,367        1,176          850
  Number of aircraft in service (at period-end)            17*          17           16           15           12

* "Number of aircraft in service (at period-end)" for the year ended December 31, 1996 includes a cargo aircraft which is temporarily out of service to satisfy a certain AD requirement.
-----------------------------------------------------------------------------------------------------------------
(1) "Revenue per block hour" represents total revenue from scheduled passenger service, charter service, military charter service and cargo service divided by total block hours.

(2) "Variable expense per block hour" represents total direct variable costs, which include passenger liability insurance, catering, crew costs, commissions, fuel, landing and handling fees, maintenance, navigation fees and insurance and "power by the hour" rent, divided by block hours.

(3) "Operating expense per ASM" represents certain direct variable costs for scheduled passenger service, which include passenger liability insurance, catering, crew costs, fuel, landing and handling fees, maintenance, navigation fees, "power by the hour" rent, plus marketing and reservations, and an allocation of other fixed costs based on block hours, divided by total scheduled passenger service ASMs.

(4) "Total operating expense per ASM" represents operating expense per ASM plus commission expense.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

RESULTS OF OPERATIONS

For the year ended December 31, 1996 the Company recorded a net loss of $20.9 million compared with net income of $10.7 million for the year ended December 31, 1995. The $31.6 million decrease in net income was principally due to a decrease in military business, the grounding of a cargo aircraft to comply with newly restrictive Airworthiness Directive requirements, a weak Tel Aviv market due to security concerns, and lower domestic traffic. In addition, the 1996 results were affected by a sharp increase in fuel prices, the cost associated with the cessation of scheduled services to India in the first quarter of 1996 and extreme winter conditions in the Northeast which resulted in significant de-icing costs and rescheduling related expenses as well as higher passenger servicing, maintenance cost and interest expense.

Overall operating margins decreased from 2.8% in 1995 to (5.6%) in 1996.

OPERATING REVENUES.   The Company's operating revenues for the year ended
December 31, 1996 decreased $72.7 million, or 14.8%, to $417.8 million from $490.5 for the year ended December 31, 1995.

Scheduled passenger service revenues for the year ended December 31, 1996 decreased $23.1 million, or 8.5%, to $247.2 million from $270.3 million for the year ended December 31, 1995. Scheduled passenger traffic (as measured in revenue passenger miles) for 1996, decreased by 7.5% on capacity, resulting in a load factor of 72% compared to 75% for the year ended December 31, 1995. Lower operating revenues for 1996 were attributable to lower revenues in the Tel Aviv market and the withdrawal from the India market in early 1996.

Commercial charter service revenues for 1996 decreased $16.4 million, or 16.3%, to $84.4 million from $100.8 million for 1995. Lower revenues were attributable primarily to certain of the Hadj contracts wherein fuel costs were the responsibility of the contracting operators rather than Tower Air, resulting in both lower revenues and costs per block hour than for the 1995 Hadj and reduced United Nations charter business.

Military charter service revenues for the year ended December 31, 1996 decreased $ 23.1 million, or 26.4%, to $64.4 million from $87.5 million in 1995. The military charter business depends in large part upon the deployment or repatriation of troops and revenues from this market segment are subject to significant fluctuation . The decrease for the year is the result of a 34.3% decrease in block hours flown on military charters.

Cargo service revenue for the year ended December 31, 1996 decreased $9.9 million, or 41.2%, to $14.1 million from $23.9 million in 1995. The decrease in cargo service revenue was primarily due to the grounding of a cargo aircraft beginning in February 1996 to comply with newly restrictive Airworthiness Directive requirements. The Company expects the aircraft to undergo modification necessary for its return to service by year end 1997.

OPERATING EXPENSES.   The Company's operating expenses for the year ended
December 31, 1996 decreased $35.6 million, or 7.5%, to $441.3 million from $477.0 million for the year ended December 31, 1995. The decline in operating expenses was primarily the result of a decrease in block hours flown of 12.4% during the year ended December 31, 1996.

Aircraft fuel expenses for the year ended December 31, 1996 decreased $7.0 million, or 7.9%, to $82.6 million from $89.6 million for the year ended December 31, 1995. The variances resulted primarily from a 17.4% decrease in volume of gallons consumed, offset by an 11.5% increase in the average cost per gallon in 1996. The fuel consumption decreases in 1996 resulted primarily from a decrease in block hours of 12.4%.

Flight equipment rentals and insurance expenses for the year ended December 31, 1996 decreased $8.7 million, or 30.7%, to $19.7 million from $28.4 million for the year ended December 31, 1995. The decrease was attributable to a substantial decrease in aircraft rental resulting from the purchase of six B747 aircraft in the first half of 1996, partially offset by cost associated with the rental of additional engines to support the Company's fleet.

Maintenance costs for the year ended December 31, 1996 decreased $7.8 million, or 12.8%, to $53.0 million from $60.7 million for the year ended December 31, 1995. Lower maintenance reserves associated with leased aircraft due to the purchase of six B747 aircraft in the first half of 1996, were partially offset by an increase in the volume of component repairs, an increase in the repair costs of these components, higher level of parts loan and exchanges, and an increase in maintenance reserves associated with engine rentals required to support the Company's fleet. Recent actions taken to address maintenance costs include the announced engine maintenance agreement with General Electric Aircraft Engine Service, Ltd. In addition, contracts were signed in early 1997 with various parts repair vendors with respect to component repairs and other maintenance support services.

Crew costs and other expenses for the year ended December 31, 1996 decreased $2.4 million, or 8.4%, to $26.0 million from $28.4 million for the year ended December 31, 1995. The decreases were primarily due to the 12.4% decrease in block hours flown offset partly by pay rate increases.

Aircraft and traffic servicing expenses for the year ended December 31, 1996 increased $0.1 million, or 0.1%, to $83.7 million from $83.6 million for the year ended December 31, 1995. The increase was attributable to the change in business mix offset by the decrease in the number of departures of 10%. This change included higher handling costs incurred in connection with scheduled services activity versus military charter activity coupled with expenses resulting from severe winter weather conditions in the Northeast.

Passenger servicing expenses for the year ended December 31, 1996 increased $2.4 million, or 4.6% to $55.6 million from $53.2 million for the year ended December 31, 1995. Increases in passenger servicing expenses for both periods primarily relate to increased catering costs due to improvements in the service product. The Company has embarked on a rationalization of its domestic food service due to anticipated flight schedule changes which is expected to result in reduced catering costs.

Promotion, sales and commission expenses for the year ended December 31, 1996 decreased $15.6 million, or 20.4%, to $60.7 million from $76.3 million for the year ended December 31, 1995. The decreases in promotion, sales and commission expenses were the result of lower revenues and the elimination of higher commission expenses on the New Delhi and Bombay routes which were discontinued in September 1995 and March 1996, respectively.

General and administrative expenses for the year ended December 31, 1996 decreased $1.2 million, or 5.2%, to $21.2 million from $22.3 million for the year ended December 31, 1995. As a percentage of operating revenue, general and administrative expenses for 1996 were 5.1% compared with 4.6% for 1995.

Depreciation and amortization expense for the year ended December 31, 1996 increased $4.5 million, or 13.2%, to $38.9 million from $34.3 million for the year ended December 31, 1995. The increase was principally due to the purchase of six B747 aircraft and related spare inventory in the first half of 1996.

Unit operating expense (per available seat mile) rose by 12.8% in 1996 versus 1995 driven by a 3.8% decline in seat miles and the factors discussed above. The Company has embarked upon an aggressive restructuring of costs and upgrade of financial controls. Significant cost reductions are anticipated.

OTHER EXPENSES AND INCOME. Interest expense for the year ended December 31, 1996 increased $4.1 million, or 103.4%, to $8.1 million from $4.0 million for the year ended December 31, 1995. The increase in interest expense reflects a higher average outstanding debt balance in 1996 resulting from the financing of aircraft acquisitions. Other income for the year ended December 31, 1996 decreased $10.6 million, or 107.6%, to $0.7 million of expense from $9.9 million of income in 1995. The decrease in other income reflects the gain resulting from the excess of insurance proceeds over the net book value of certain flight equipment related to the loss of an owned aircraft.

INCOME TAX PROVISION. The income tax benefit for the year ended December 31, 1996 was $11.5 million as compared to the income tax provision of $8.7 million for the year ended December 31, 1995. The decrease was based on Tower's pretax loss for 1996, partially offset by the decrease in its annual effective rate to 35.5% in 1996.


YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

RESULTS OF OPERATIONS

For the year ended December 31, 1995, the Company recorded net income of $10.7 million compared with net income of $0.6 million for the year ended December 31, 1994. The $10.1 million increase in net income was principally due to the increase in scheduled passenger services, the increase in charter service for seasonal religious pilgrims during the second quarter of 1995 and the non-operating gain of $5.5 million after tax resulting from an excess of insurance proceeds over the net book value of certain flight equipment related to the loss of an owned aircraft.

Overall operating margins increased from 1.3% in 1994 to 2.8% in 1995, due to a shift in business mix, including increased scheduled passenger services and wet lease operations (aircraft subleased to other carriers for their own operations). Profitability was negatively impacted by losses incurred in connection with operations to India (which the Company has discontinued) and to the development of operations in the Brazil market.

Operating expenses, which increased primarily due to the rise in total block hours flown, were offset in part by the operation of substantial commercial passenger and cargo wet lease charters during the second quarter of 1995 relating to the passenger operation and during 1995 relating to the cargo operation.

OPERATING REVENUES. The Company's operating revenues for the year ended December 31, 1995 increased $122.5 million, or 33.3%, to $490.5 million from $368.0 million for the year ended December 31, 1994. Higher operating revenues for 1995 were attributable to the growth achieved in scheduled passenger services and the significant participation in the religious pilgrimage to Mecca during the second quarter of 1995. Scheduled passenger service capacity (as measured in available seat miles) in 1995 increased by 45% in the international markets and 9% in the domestic markets.

Scheduled passenger service revenues for the year ended December 31, 1995 increased $63.6 million, or 30.8%, to $270.3 million from $206.6 million for the year ended December 31, 1994. This revenue increase is attributable primarily to a 30.5% increase in passenger traffic (as measured in revenue passenger miles) in 1995. The increase in passenger traffic was generated by increased frequencies on existing routes which outperformed 1994 except for the India market, discontinued in March 1996, and the Brazil market, enhanced in December 1995, with a Rio de Janeiro section. Commercial charter service revenues for 1995 increased $47.7 million, or 89.8%, to $100.8 million from $53.1 million for 1994. Higher revenues for the year 1995 were attributable primarily to the Company's operation of seven aircraft during the second quarter of 1995 under charter agreements to transport seasonal religious pilgrims compared to the Company's limited operation of such charters in 1994.

Military charter service revenues for the year ended December 31, 1995 increased $20.7 million, or 31.0%, to $87.5 million from $66.8 million in 1994. Because the military charter business depends in large part upon the deployment or repatriation of troops, revenues from this market segment are subject to significant fluctuation. The increase for the year reflects a 32.7% net increase in block hours flown on military charters.

Cargo service revenues for the year ended December 31, 1995 decreased $12.2 million, or 33.8%, to $23.9 million from $36.2 million in 1994. Lower revenues in 1995 reflect the Company's strategy implemented in the summer of 1994 to replace scheduled cargo business with "wet lease" and charter cargo business of other airlines electing to outsource certain of their air cargo requirements. Under a typical wet lease, revenues and costs per block hour are much lower than on comparable scheduled cargo business since the lessee pays all fuel costs and aircraft and traffic servicing expenses.

OPERATING EXPENSES. The Company's operating expenses for the year ended December 31, 1995 increased $113.8 million, or 31.3%, to $477.0 million from $363.2 million for the year ended December 31, 1994. The increase in operating expenses reflects a 37.9% increase in block hours during 1995. Operating expenses were favorably impacted by the substantial percentage of wet lease activity whereby the lessee bears certain operating costs.

Aircraft fuel expenses for the year ended December 31, 1995 increased $16.5 million, or 22.6%, to $89.6 million from $73.1 million for the year ended December 31, 1994. The increase resulted primarily from a 19.5% increase in the volume of gallons consumed, coupled with a 2.6% increase in the average cost per gallon in 1995, which includes the impact of the $.043 per gallon excise tax on domestic fuel purchases which went into effect October 1, 1995. The fuel consumption increase for 1995 was relatively lower than the increase in total block hours flown since 1995 included more operations under wet leases whereby the lessee pays all fuel costs.

Flight equipment rentals and insurance expenses for the year ended December 31, 1995 increased $9.6 million, or 51.3%, to $28.4 million from $18.8 million in 1994. The increase was primarily due to the overall increased utilization of leased aircraft due to the increase in overall block hours flown of 37.9%, in addition to charges associated with the rental of additional engines to support the Company's increased fleet size (including the replacement of engines off-wing for repair or overhaul during 1995).

Maintenance costs for the year ended December 31, 1995 increased by $20.7 million, or 51.5%, to $60.7 million from $40.1 million for the year ended
December 31, 1994.   The increase was primarily due to the increase in flight
activity, the increase in fleet size and maintenance reserves associated with engine rentals required to support the Company's increased fleet size (including the replacement of engines off-wing for repair or overhaul during 1995).

Crew costs and other expenses for the year ended December 31, 1995 increased $7.9 million, or 38.2%, to $28.4 million from $20.6 million in 1994. The increase primarily reflects an increase in overall block hours flown of 37.9%.

Aircraft and traffic servicing expenses for the year ended December 31, 1995 increased $13.3 million, or 18.9%, to $83.6 million from $70.3 million in 1994. The increase was primarily volume driven, partially offset by the relatively lower handling costs incurred in connection with increased military charter activity and the increase in wet lease activity in the second quarter of 1995, whereby the lessee pays all aircraft and traffic servicing costs.

Passenger servicing expenses for the year ended December 31, 1995 increased $13.3 million, or 33.5%, to $53.2 million from $39.9 million in 1994. The increase was primarily due to the increase in flight activity and to the business mix, which included substantial military activity at ad hoc locations and increased international scheduled services, offset in part by the significant wet lease component of the business mix.

Promotion, sales and commission expenses for the year ended December 31, 1995 increased $21.5 million, or 39.3%, to $76.3 million from $54.7 million in 1994. The increase was primarily attributable to expanded scheduled passenger services, charter commissions associated with the Company's participation in seasonal religious pilgrimage charters during the second quarter of 1995 and an increase in the usage of global distribution systems which has helped to increase traffic both domestically and internationally.

General and administrative expenses for the year ended December 31, 1995 increased by $4.2 million, or 23.3%, to $22.3 million from $18.1 in 1994. The increase in general and administrative expenses for 1995 was the result of the growth in the Company's operating revenues of 33.3%. As a percentage of operating revenues, general and administrative expenses for 1995 were 4.6% compared with 4.9% for 1994.

Depreciation and amortization expense for the year ended December 31, 1995 year increased $6.7 million, or 24.4%, to $34.3 million from $27.6 million in 1994. The increase in depreciation and amortization for 1995 related to the increase in flight activity and increase in fleet size, offset in part by the increase in engines off-wing for repair or overhaul during 1995.

OTHER EXPENSES AND INCOME.   Interest and other income for the year ended
December 31, 1995 increased $9.2 million, to $9.9 million from $0.7 million in 1994. The increase reflects the gain resulting from the excess of insurance proceeds over the net book value of certain flight equipment related to the loss of an owned aircraft operated by the Company (See Note 10 in the Notes to Financial Statements). Interest expense for the year ended December 31, 1995 increased $0.1 million, or 2.2%, to $4.0 million from $3.9 million in 1994. The increase in interest expense reflects the increase in interest rates on certain loans based on the prime rate offset by lower average outstanding debt balances.

INCOME TAX PROVISION. The income tax provision for the year ended December 31, 1995 increased $7.7 million, or 727.5%, to $8.7 million from $1.1 million in 1994. The increase was based on Tower's substantially higher pretax income for 1995, partially offset by the decrease in its annual effective tax rate for 1995. The lower effective tax rate for 1995 was primarily due to a lower level of nondeductible items relative to pre-tax income.



                          QUARTERLY RESULTS (UNAUDITED)

  The Company's business is significantly affected by seasonal factors. Typically, the Company has experienced reduced demand for scheduled passenger and charter services from November to March.

                             First     Second      Third       Fourth
                            Quarter    Quarter    Quarter     Quarter       Total
                           ---------  ---------  ----------  ----------   ----------

                                           (Dollars in thousands)
1996
Operating revenue          $ 85,824   $113,910    $148,858   $  69,227     $417,819
Operating income (loss)    $(13,139)  $  5,146    $  3,479   $ (19,012)    $(23,526)
Net income (loss)          $ (8,134)  $  2,923    $ (1,596)  $ (14,076)    $(20,883)
Block hours                   9,016     12,649      12,907       6,764       41,336

1995
Operating revenue          $ 82,093   $127,555    $169,502   $ 111,322     $490,472
Operating income (loss)    $ (6,649)  $  8,838    $ 21,086   $  (9,759)    $ 13,516
Net income (loss)          $ (3,581)  $  4,010    $ 11,141   $    (881)(1) $ 10,689
Block hours                   8,293     13,223      14,083      11,587       47,186

1994
Operating revenue          $ 57,156   $ 83,677    $129,557   $  97,594     $367,984
Operating income (loss)    $ (6,084)  $   (488)   $ 13,049   $  (1,685)    $  4,792
Net income (loss)          $ (3,578)  $   (658)   $  6,356   $  (1,552)    $    568
Block hours                   5,590      7,790      11,089       9,752       34,221


(1) Includes $5,520 after tax non-operating gain resulting from an excess of insurance proceeds over the net book value of certain flight equipment related to the loss of an owned aircraft.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital and capital expenditure requirements with cash flow generated from operations and through lease, debt and equity financing.

The Company's cash, cash equivalents and short-term investments at December 31, 1996, December 31, 1995 and December 31, 1994 were $3.2 million, $4.2 million and $15.7 million, respectively. The Company generated cash from operations for 1996, 1995 and 1994 of $29.6 million, $46.9 million and $40.0 million, respectively.

Net cash used in investing activities was $20.9 million for 1996, $61.2 million for 1995 and $40.6 million for 1994. The Company's expenditures for flight equipment were $49.7 million 1996, $50.4 million for 1995 and $38.2 million for 1994. Expenditures for flight equipment in 1996 included the purchase of six Boeing 747 aircraft, six spare engines, capitalized engine overhauls and the purchase of rotable spare parts (See Note 2 of Financial Statements for additional information regarding the financing of certain flight equipment expenditures).

As of December 31, 1996, the Company had negative working capital of $84.2 million compared to negative working capital of $28.7 million as of December 31, 1995. Historically, the Company has operated with a working capital deficit.

The Company established a new $12.5 million secured line of credit with a financial institution in December 1996. The interest rate on this borrowing line is the base rate, as defined, plus 1%. The line was further increased to $18.0 million in January 1997 and then to $20.0 million in March 1997. The credit line is secured by trade receivables and inventory and the agreement expires in June 1997. The Company is negotiating an extension of this line beyond June 1997. This financing, in conjunction with cash generated from operations, is expected to be sufficient to fund the Company's working capital needs for its existing business, as well as for planned capital expenditures and expected debt repayments in the foreseeable future.

The existing line covers $1.25 million of letters of credit that expired in January 1997. The Company is also contingently liable for an additional $3.7 million of letters of credit which expire later in 1997 of which $275,000 were collateralized by certificates of deposit.

In addition to the establishment of the $20.0 million line, the Company also increased its borrowing with an existing lender by $2.0 million in December 1996 and $2.0 million in January 1997. These borrowings are secured by the flight equipment collateral already pledged to this financial institution.

The Company is currently in the process of purchasing up to 8 additional JT9 engines to support its fleet during the upcoming Hadj and the following summer operations. A major portion of the purchase will be financed by a 24 month borrowing.

The Company paid cash dividends aggregating twelve cents per share on its Common Stock for the year ended December 31, 1996. No dividend was declared for the fourth quarter of 1996 to conserve cash.

INCOME TAXES

At December 31, 1996, for federal and state tax reporting purposes, the Company had approximately $6,400,000 of alternative minimum tax credit carryforwards and approximately $35,171,000 of net operating loss carryforwards available to offset future federal tax liabilities.

INFLATION

Inflation has not had a significant impact on the Company's operations, and the Company does not expect any significant near-term inflationary impact.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See financial statements and schedules beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following sets forth the names, ages, present positions and business experience of all the directors and executive officers of the Company. Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their successors have been elected and have been qualified.

At December 31, 1996, the directors, officers and key employees of the Company were as follows:

NAME                                      AGE                 POSITION
----                                      ---                 --------
Morris K. Nachtomi......................   60  President, Chief Executive
                                               Officer and Chairman of the Board
Stephen L. Gelband......................   65  Director and Secretary
Stephen A. Osborn.......................   46  Director
Henry P. Baer...........................   61  Director
Stanley S. Shuman.......................   61  Director
Ramesh Punwani..........................   54  Chief Financial Officer/Vice
                                               President-Finance
Guy A. Nachtomi.........................   24  Vice President-Operations
Mark T. Hayes*..........................   61  Vice President-Aircraft Scheduling and
                                               Military Contracts
Cho T. Tsang**..........................   45  Vice President-Maintenance

 *Mr. Hayes retired effective February  15, 1997 and will not be replaced. His responsibilities have been assumed by the Aircraft Scheduling Department.
**Mr. Tsang resigned effective January 31, 1997 and was replaced by Mr. Vincent
  Vitale, age 58, on February 7, 1997.

Mr. Morris Nachtomi co-founded the Company in 1982 of which he became a Director and has been President of the Company since 1986 and Chief Executive Officer and Chairman of the Board since 1989. After a thirty-year career at El Al Israel Airlines, Mr. Nachtomi became Executive Vice President of Tower Travel Corporation, and helped establish M.Z.M. Aviation Inc. and Metro International Airways, G.S.A. Before 1982, Mr. Nachtomi served as President of M.Z.M. Aviation Inc. and Metro International Airways, G.S.A.

Mr. Gelband has been a Director and Secretary of the Company since December 1985 and February 1988 respectively. He has been General Counsel for the Company since 1988. Mr. Gelband is a founder and Director of the Washington Airports Task Force, a coalition of local and state governments and private businesses promoting service to Washington National Airport and Dulles International

Airport. He is also a founder and Director of the Air and Space Heritage Council which promotes the expansion of the National Air and Space Museum at Washington Dulles International Airport. Mr. Gelband served as Trial Attorney at the Civil Aeronautics Board from 1957 to 1960, and has been in private practice of law since 1960. Mr. Gelband is a Vice President of the law firm of Hewes, Gelband, Lambert & Dann, P.C., Washington, D.C., and provides legal services to the Company, principally in the area of corporate and federal aviation law. Mr. Gelband holds degrees from Yale College and Harvard Law School.

Mr. Osborn has been a Director of the Company from September 1988 until December 1992, and from May 1993 until present. Mr. Osborn is a Managing Director in the Private Securities Division of CIGNA Investments, Inc., the investment management affiliate of CIGNA Corporation, a position he has held for more than five years. Prior to 1990, Mr. Osborn managed the investment activities of CIGNA Venture Capital, Inc. He holds a B.A. degree from Trinity College and an M.B.A. degree from the Johnson School of Management at Cornell University.

Mr. Baer has been a Director of the Company since January 1993. Since 1990, Mr. Baer has been of counsel to the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. From January 1978 through June 1990, Mr. Baer was a partner in Skadden, Arps, Slate, Meagher & Flom, where he headed the firm's labor and employment law practice between 1982 and 1990. Mr. Baer served as an adjunct professor of law at Fordham University School of Law in New York City from 1990 to 1994. He holds a B.A. degree from Brown University and a J.D. degree from Harvard Law School.

Mr. Shuman has been a Director of the Company since December 1993. For more than five years he has been a Managing Director and Executive Vice President of Allen & Company Incorporated, a New York investment banking firm. Mr. Shuman is also a Director of Bayou Steel Corporation, Hudson General Corporation and News Corporation Limited. He holds degrees from Harvard College, Harvard Law School and Harvard Business School.

Mr. Punwani has been Chief Financial Officer and Vice President-Finance since September 1996. From 1993 to 1996, he was Senior Vice President and Chief Financial Officer of Empire Blue Cross Blue Shield. Prior to that, he held senior finance and planning positions at PanAm and Trans World Airlines for over 27 years. His last airline position was Senior Vice President and Chief Financial Officer of PanAm. Mr. Punwani holds an M.B.A. degree from New York University and a Masters in Industrial Engineering and Operation Research from Cornell University.

Mr. Guy Nachtomi has been Vice President of Operations since he rejoined the Company in November 1995. From 1994 to 1995, Mr. Guy

Nachtomi worked in International Film Marketing and Distribution at Twentieth Century Fox. From June 1993 to April 1994, he served as Vice President of the Company. Mr. Guy Nachtomi has a B.A. degree from Williams College. Mr. Guy Nachtomi is the son of Mr. Morris Nachtomi.

Mr. Hayes has been Vice President-Aircraft Scheduling and Military Contracts since May 1993. From 1983 to 1993, Mr. Hayes held positions with the Company first as a Manager of Aircraft Scheduling, and then as a Director of Aircraft Scheduling. From 1980 until 1983 he was a Scheduling Manager with Flying Tigers D.B.A. Metro International. Mr. Hayes held various positions with Seaboard World Airlines from 1953 until 1983. Mr. Hayes retired from Tower, effective February 15, 1997.

Mr. Tsang has been Vice President-Maintenance of the Company since May 1996. From December 1995 to May 1996, Mr. Tsang was Deputy Vice President-Maintenance of the Company. From October 1990 to December 1995, Mr. Tsang was a Director of Quality Assurance for US Air Shuttle. From October 1989 to October 1990 he was a Manager of Quality Assurance for North American Airlines. Prior to October 1989, Mr. Tsang held various positions with an FAA Certified Repair Station, AAR Technical Services Center and People Express Airlines and was responsible for maintenance technical planning. He is a graduate of Embry-Riddle Aeronautical University and holds a B.S. degree. Mr. Tsang resigned from Tower, effective January 31, 1997.

Mr. Vincent Vitale has been Vice President-Maintenance since February 1997. From 1968 to 1991, Mr. Vitale held positions of increasing responsibility in aircraft and engine maintenance at PanAm. His last position was System Director of station maintenance. Mr. Vitale was Vice President of Maintenance for PanAm Express until 1992, Vice President of Customer Support for Jetstream Aircraft from 1992 to 1995 and Vice President of Maintenance for Airtran Airways from 1995 to 1996. He holds an FAA Airframe and Powerplant License. He attended the State University of New York, Farmingdale and majored in Business Administration and also graduated from the Manhattan High School of Aviation Trades.

Additional information is contained in the Registrant's 1997 Proxy Statement, pursuant to Regulation 14A, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

Information required under this Item is contained in the Registrant's 1997 Proxy Statement, pursuant to Regulation 14A, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

Information required under this Item is contained in the Registrant's 1997 Proxy Statement, pursuant to Regulation 14A, which is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required under this Item is contained in the Registrant's 1997 Proxy Statement, pursuant to Regulation 14A, which is incorporated herein by reference.

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS
          ON FORM 8-K.

Item 14(a)1 and 2. Financial Statements and Schedules. See "Index to Financial Statements and Financial Statement Schedules" on p. F-1.

Item 14(a)3. Exhibits

       3(1)*   Restated Certificate of Incorporation of the
                 Company
       3(2)*   By-Laws of the Company
      10(1)*   Employment Agreement between the Company and
                 Morris K. Nachtomi
      10(2)P   Employment Agreement between the Company and
                 Ramesh Punwani
      10(3)*   Tower Air 1993 Long-Term Incentive Plan
      10(4)*   Tower Air, Inc. Executive Annual Incentive Plan
      10(5)P   Heller Financial Inc. -- Loan and Security Agreement,
                 Dated December 1, 1996
      10(6)P   Heller Financial Inc. -- First Amendment Loan and Security
                 Agreement, Dated January  , 1997
      10(7)P   Heller Financial Inc. -- Second Amendment to Loan and
                 Security Agreement, Dated March 13, 1997
      10(8)P   Sanwa Business Credit Corp. -- Trust Agreement
                 and Supplement, Dated October 1, 1996
      10(9)P   First Security Bank, National Association --
                 Aircraft and Airframe Purchase and Sale Agreement,
                 Dated October 1, 1996
      10(10)P  Finova Capital Corporation -- Consolidated Aircraft
                 and Engine Loan and Security Agreement,
                 Dated March 25, 1996
      10(11)P  Finova Capital Corporation -- $20,000,000 Loan
                 Secured by Two B747 Aircraft and Eight Engines,
                 Dated January 30, 1996
      10(12)P  Finova Capital Corporation -- First Amendment to Consolidated
                 Aircraft and Engine Loan and Security Agreement, Dated
                 May 8, 1996

      11 Computation of Net Income Per Share
      27 Financial Data Schedule for the year ended December 31, 1996

------------------
*Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-69148) or amendments thereto and incorporated by reference herein.

Item 14(b) Registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.

                            ITEM 14(a) (1) AND (2)

                                TOWER AIR, INC.

        INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following financial statements of Tower Air, Inc. are included in Item 8:

                                                                        Page
                                                                        ----
Report of Independent Auditors.........................................  F-2
Balance Sheets as of December 31, 1996 and 1995........................  F-3
Statements of Operations for the years  ended December 31, 1996,
  1995 and 1994........................................................  F-4
Statements of Stockholders' Equity for the years ended
  December 31, 1996, 1995 and 1994.....................................  F-5
Statements of Cash Flows for the years ended December 31, 1996,
  1995 and 1994........................................................  F-6
Notes to Financial Statements..........................................  F-7

The following financial statement schedule of Tower Air, Inc. is included in Item 14(a):

Schedule II-Valuation and Qualifying Account..........................  F-19

All other Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         Report of Independent Auditors


The Board of Directors and Stockholders
Tower Air, Inc.

We have audited the accompanying balance sheets of Tower Air, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tower Air, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                    Ernst & Young LLP

Melville, New York
February 17, 1997, except for
the last paragraph of Note 2,
as to which the date is March 13, 1997

                                TOWER AIR, INC.
                                BALANCE SHEETS
                       (In thousands, except share data)

ASSETS                                        December 31,
------                                     --------------------
                                             1996         1995
                                           --------     --------
Current Assets:
    Cash and cash equivalents              $  2,968     $  3,521
    Certificates of deposit, at cost,
     which approximates market (Note 2)         275          700
    Receivables, net of allowance for
     doubtful accounts of $1,201 and
     $1,488, respectively                    27,912       27,931
    Income tax receivable (Note 3)            6,397           --
    Insurance proceeds receivable                --       25,000
    Prepaid expenses and other current
     assets                                   5,102        4,861
                                           --------     --------
      Total current assets                   42,654       62,013

Property and Equipment, at cost
 (Note 2):
    Flight equipment                        321,240      216,756
    Ground property and equipment            32,285       29,504
                                           --------     --------
                                            353,525      246,260
    Less accumulated depreciation and
     amortization                           135,467       99,058
                                           --------     --------
                                            218,058      147,202

Other Assets                                  2,543        1,332
                                           --------     --------
                                           $263,255     $210,547
                                           ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
    Note payable (Note 2)                  $  4,545     $     --
    Accounts payable                         46,958       23,006
    Accrued liabilities (Note 8)             40,043       33,503
    Air traffic liability                    18,010       19,878
    Current maturities of long-term
     debt (Note 2)                           17,294       14,370
                                           --------     --------
      Total current liabilities             126,850       90,757

Long-Term Debt (Note 2)                      67,716       23,594
Deferred Income Taxes (Note 3)               13,545       18,654
Deferred Rent                                 1,828        1,508

Commitments and Contingencies
 (Notes 2, 4 and 9)

Stockholders' Equity (Notes 1 and 7):
    Preferred stock, $.01 par value;
      5,000,000 shares authorized;
      none issued                                --           --
    Common stock, $.01 par value;
      35,000,000 shares authorized;
      15,500,006 issued                         155          155
    Additional paid-in capital               43,885       43,885
    Retained earnings                        10,787       33,505
    Less treasury stock, at cost
     (210,000 shares)                         1,511        1,511
                                           --------     --------
      Total stockholders' equity             53,316       76,034
                                           --------     --------
                                           $263,255     $210,547
                                           ========     ========

See accompanying notes to financial statements.

                                TOWER AIR, INC.
                            STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                 Years Ended December 31,
                                            ----------------------------------
                                              1996         1995         1994
                                            --------     --------     --------
OPERATING REVENUES (NOTE 6):
   Scheduled Passenger Service              $247,190     $270,282     $206,641
   Commercial Charter Service                 84,389      100,827       53,118
   Military Charter Service                   64,460       87,534       66,837
   Cargo Service                              14,085       23,939       36,187
   Other                                       7,695        7,890        5,201
                                            --------     --------     --------
      Total operating revenues               417,819      490,472      367,984

OPERATING EXPENSES:
   Fuel                                       82,561       89,620       73,124
   Flight equipment rentals and
     insurance (Note 4)                       19,721       28,441       18,797
   Maintenance                                52,981       60,735       40,081
   Crew costs and other                       26,031       28,413       20,557
   Aircraft and traffic servicing             83,704       83,580       70,281
   Passenger servicing                        55,645       53,222       39,874
   Promotion, sales and commissions           60,669       76,262       54,748
   General and administrative                 21,178       22,344       18,120
   Depreciation and amortization              38,855       34,339       27,610
                                            --------     --------     --------
      Total operating expenses               441,345      476,956      363,192
                                            --------     --------     --------

OPERATING INCOME (LOSS)                      (23,526)      13,516        4,792

OTHER (INCOME) EXPENSES:
   Other (income) expense (Note 10)              749       (9,893)        (735)
   Interest expense (Note 2)                   8,114        3,990        3,904
                                            --------     --------     --------
      Total other (income) expenses            8,863       (5,903)       3,169
                                            --------     --------     --------

INCOME (LOSS) BEFORE INCOME TAXES            (32,389)      19,419        1,623
   Income Tax Provision (Benefit)
    (Note 3)                                 (11,506)       8,730        1,055
                                            --------     --------     --------

NET INCOME (LOSS)                           $(20,883)    $ 10,689     $    568
                                            ========     ========     ========

NET INCOME (LOSS) PER SHARE                 $  (1.37)    $    .70     $    .04
                                            ========     ========     ========

WEIGHTED AVERAGE SHARES OUTSTANDING           15,290       15,305       15,396
                                            ========     ========     =========

See accompanying notes to financial statements.

                                 TOWER AIR, INC.
                        STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (NOTE 1)

                                     Common Stock           Additional                    Treasury Stock
                               ------------------------      Paid-In       Retained    --------------------    Stockholders'
                                   Shares     Amount          Capital      Earnings      Shares    Amount          Equity
                               ---------------------------------------------------------------------------------------------
Balance at December 31, 1993       15,500      $155          $43,885        $ 27,150       --          --        $ 71,190
Cash dividends paid ($.16 per
   share)                              --        --               --          (2,455)      --          --          (2,455)
Purchases of common stock for
  treasury                             --        --               --              --      (210)    $(1,511)        (1,511)
Net income - 1994                      --        --               --             568       --          --             568
                               ---------------------------------------------------------------------------------------------

Balance at December 31, 1994       15,500       155           43,885          25,263      (210)     (1,511)        67,792
Cash dividends paid
   ($.16 per share)                    --        --               --          (2,447)      --          --          (2,447)
Net income - 1995                      --        --               --          10,689       --          --          10,689
                               ---------------------------------------------------------------------------------------------

Balance at December 31, 1995       15,500       155           43,885          33,505      (210)     (1,511)        76,034

Cash dividends paid
   ($.12 per share)                  --      --                  --           (1,835)       --          --          (1,835)
Net (loss) - 1996                    --      --                  --          (20,883)       --          --         (20,883)
                               ---------------------------------------------------------------------------------------------

Balance at December 31, 1996       15,500     $ 155          $43,885        $ 10,787      (210)    $(1,511)      $  53,316
                               =============================================================================================


See accompanying notes to financial statements.

                                TOWER AIR, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                 Years Ended December 31,
                                           -----------------------------------
                                              1996         1995         1994
                                           ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                        $ (20,883)   $  10,689    $     568
  Adjustments to reconcile net income
   (loss) to net cash
   provided by operating activities:
    Depreciation and amortization             38,855       34,339       27,610
    Provision for doubtful accounts            1,009        1,634          800
    Deferred income taxes                     (5,109)       4,824       (2,193)
    Deferred rent                                320          328          475
    (Gain) loss on disposal of property
     and equipment                               403       (9,571)          37
    Changes in certain assets and
     liabilities:
      Receivables                              3,135       (6,864)      (1,977)
      Income tax receivable                   (6,397)          --           --
      Prepaid expenses and other assets         (449)        (292)      (1,264)
      Accounts payable and accrued
       liabilities                            20,584       11,238        8,052
      Air traffic liability                   (1,868)         598        7,853
                                           ---------    ---------    ---------
  Net cash provided by operating
   activities                                 29,600       46,923       39,961

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of flight equipment              (49,735)     (50,387)     (38,162)
  Purchases of ground property and
   equipment                                  (2,850)     (11,662)      (4,124)
  Proceeds from sale of flight equipment       6,191           --           --
  Proceeds from sale of ground property
   and equipment                                  47          657        1,509
  Proceeds from insurance company             25,000           --           --
  Decrease in certificates of deposit            425          200          142
  Other                                           --           --            9
                                           ---------    ---------    ---------
  Net cash used in investing activities      (20,922)     (61,192)     (40,626)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                    41,875       16,899        1,812
  Principal payments on borrowings           (47,884)     (11,205)     (26,667)
  Purchase of treasury stock                      --           --       (1,511)
  Payment of cash dividends                   (1,835)      (2,447)      (2,455)
  Other                                       (1,387)        (281)          --
                                           ---------    ---------    ---------
  Net cash provided by (used in)
   financing activities                       (9,231)       2,966      (28,821)
                                           ---------    ---------    ---------
  Net (decrease) increase in cash and
   cash equivalents                             (553)     (11,303)     (29,486)
  Cash and cash equivalents at
   beginning of period                         3,521       14,824       44,310
                                           ---------    ---------    ---------
  Cash and cash equivalents at end of
   period                                  $   2,968    $   3,521    $  14,824
                                          ==========    =========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the period for
   interest                                $   8,022    $   3,993    $   3,912
  Cash paid during the period for
   income taxes                            $     442    $   6,721    $   3,577
SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING
 AND FINANCING ACTIVITIES:
  Purchase of flight equipment accrued
   but not paid                            $  15,512    $   5,604    $   3,858
  Purchase of flight equipment financed
   through debt                            $  57,600    $      --    $      --

See accompanying notes to financial statements.

               NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Tower Air, Inc. (the Company) was organized in the State of Delaware on August 13, 1982 and was issued an operating certificate by the Civil Aeronautics Board effective October 27, 1983. The Company provides long-haul scheduled and charter passenger and cargo air service in diverse domestic and international markets.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits with banks and highly liquid financial instruments, including money market funds, having maturity dates of three months or less when purchased.

PROPERTY AND EQUIPMENT

Depreciation of property and equipment is provided using the straight-line method as follows: Boeing 747 aircraft-seven to 20 years; other flight and ground property and equipment - two to 10 years. One of the Company's Boeing 747 aircraft has a salvage value of $8,000,000 and four of the Company's Boeing 747 aircraft each have a salvage value of $5,000,000. Leasehold improvements are amortized over the lesser of their useful lives or the term of the related lease.

AIRCRAFT AND ENGINE MAINTENANCE

The costs of major airframe and engine overhauls are capitalized and amortized over the period benefited for both owned and leased aircraft. Other maintenance costs are charged to operating expense as incurred.

REVENUE RECOGNITION

Revenue is recognized when the transportation is provided. Tickets sold but not yet used are recorded as current liabilities in the "Air traffic liability" account.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign station operations, which are immaterial, have been translated at exchange rates in effect at the balance sheet dates, except property and equipment which was translated at rates of exchange in effect at the time of acquisition. Revenues and expenses were translated at average monthly rates prevailing during the given period, except for depreciation which was translated at the rate in effect at the time the related asset was acquired. Foreign exchange gains and losses, which were immaterial, were included in "Interest and other income".

NET INCOME PER SHARE

Net income per share has been computed based upon the weighted average number of common and, in 1995 and 1994, common equivalent shares outstanding. Common equivalent shares represent the dilutive effect of Common Stock purchase warrants and options computed using the treasury stock method.

CERTIFICATES OF DEPOSIT

The Company has determined that all of its certificates of deposit are classified as "held to maturity securities". Held to maturity securities are carried at amortized cost which approximates market value. All held to maturity securities are due to mature within one year and there are no gross unrealized gains or losses related to such securities at December 31, 1996, 1995 or 1994.


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of short-term investments, which are classified as cash equivalents and certificates of deposit, approximate fair value. The fair values of the Company's debt, including current maturities, are estimated using discounted cash flow analyses, based on the estimated current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts of the Company's debt at December 31, 1996 and 1995 approximate fair value.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company has adopted the provisions of the statement for the year ended December 31, 1996. Adoption of Statement 121 did not have any impact on the Company's financial position.

STOCK BASED COMPENSATION

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"). The Statement encourages, but does not require, companies to adopt a fair value method of accounting for stock-based compensation, as opposed to the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has elected to continue following the expense recognition provisions of APB 25.

2.  LONG-TERM DEBT AND NOTE PAYABLE

Long-term debt consisted of the following (in thousands):

                                              DECEMBER 31,
                                        ----------------------
                                            1996       1995
                                        ----------------------
Prime plus 2.0% Notes, due in monthly
 installments through October 1996              _     $  1,477
Prime plus 2.25% Notes, due in monthly
 installments                                   _          783
   through August 1996
Prime plus 2.0% Notes, due in February
 1997                                           _       12,000
10.4% Notes, due in monthly installments
   through March 1998                           _       14,225
8.5% - 9.45% Loans Payable, due in
 monthly installments through September
 2013                                      $  8,988      9,479
LIBOR plus 1.75% Note, due in monthly
 installments through March 1998              4,166         _
9.283% Note, due in monthly
 installments through June 1997               3,000         _
10.12% Note, due in monthly installments
   through December 2001                     46,963         _
10.27% Note, due in monthly installments
   through February 2002                     19,893         _
10.27% Note, due in monthly installments
   through December 1997                      2,000         _
                                           --------   --------
                                             85,010     37,964
Less current maturities                      17,294     14,370
                                           --------  ---------
                                           $ 67,716   $ 23,594
                                           ========  =========

In February 1995, the Company borrowed $12,000,000 from a commercial finance company to replenish cash used to purchase an aircraft in November 1994. This loan bears interest at prime plus 2% and is due in February 1997. (See March 1996 paragraph below.)


In 1993, the Port Authority of New York and New Jersey (Port Authority) financed certain renovations of the terminal facility and terminal ramp. In connection with this financing, the Company is required to pay principal and interest on the terminal building renovation of approximately $111,000 per month through September 1998, which bears interest at 8.93% per annum. In addition, the Company is required to pay principal and interest on the terminal ramp renovation financing of approximately $13,000 per month through September 2013, which bears interest at 9.45% per annum. In 1995, the Company completed a terminal facility expansion project at John F. Kennedy International Airport at a cost of approximately $10,000,000. The Company had a commitment from the Port Authority for $5,500,000 million of five-year financing at a fixed interest rate of 8.5% for this project. As of December 31, 1996, the Company received the entire amount. As of December 31, 1996 and 1995, $8,988,000 and $9,479,000,
respectively, was outstanding.

In January 1996, the Company prepaid the entire $7,100,000 outstanding balance of one of the 10.4% Notes plus a prepayment premium of $266,000. Also in January 1996, the Company converted the remaining 10.4% Note outstanding to a floating interest rate of LIBOR plus 1.75% with the option to fix the interest rate for one, three or six-month periods. As of December 31, 1996, the Company has not exercised this option. The balance as of December 31, 1996 was approximately $4,166.000.

Also in January 1996, the Company purchased two Boeing 747 aircraft for an aggregate purchase price of $24,500,000. In connection with this purchase, the Company issued a $20,000,000 promissory note to a commercial finance company. This loan bears interest at 9.39% and requires monthly installments of principal and interest of approximately $420,000 through January 2001. (See March 1996 paragraph below.)

In February 1996, the Company purchased three Boeing 747 aircraft for an aggregate purchase price of $10,000,000. In connection with this purchase, the Company paid $2,000,000 and issued an $8,000,000 promissory note to the seller, a financial institution. This loan bears interest at prime plus 1% and requires monthly principal installments of approximately $333,000 through October 1996
and a balloon payment of $5.4 million in October 1996.   In October, the Company
sold, in a sale and leaseback transaction, the three Boeing 747 aircraft for $10.0 million, $6.0 million in cash and the balance receivable over the next six months. No gain or loss resulted from the transaction. The $6.0 million was used to pay the outstanding balance of the promissory note. The lease agreement is for four years. The Company has the right to exercise certain purchase options during the term of the lease.

Also in February 1996, the Company purchased four engines for an aggregate purchase price of $9,100,000 (including $285,000 of imputed interest). In connection with this purchase, the Company paid $500,000 and issued an $8,600,000 promissory note to the seller. The Company is required to pay principal and interest of $500,000 per month through June 1997. The balance outstanding as of December 31, 1996 was approximately $3,000,000.

In March 1996, the Company refinanced the outstanding balance of certain Notes bearing interest at prime plus 2% due in monthly installments through October 1996, Notes bearing interest at prime plus 2.25% due in monthly installments through August 1996, and Notes bearing interest at prime plus 2.0% due in February 1997, in addition to the $20,000,000 note issued in January 1996, with the same financial institution. In addition, the Company borrowed an additional $17,000,000 which is secured by the two Boeing 747 aircraft purchased in January 1996. The new loan balance, which aggregates $50,200,000, bears interest at 10.12% and requires monthly installments of principal and interest of approximately $1,050,000 through March 2001. In September 1996, the lender agreed to defer the principal portion of the monthly payment for a period of nine months, reducing the monthly payment during the period by approximately $600,000. Accordingly, the maturity date of the loan has been extended to December 2001. At December 31, 1996, there was approximately $46,963,000 outstanding.

In May 1996, the Company purchased one Boeing 747 aircraft for an aggregate purchase price of $21,000,000. In connection with this purchase, the Company issued a $21,000,000 note to a commercial finance company. This loan bears interest at a rate of 10.27% and requires monthly payments of approximately $400,000 through May 2001. In September 1996, the lender agreed to defer the principal portion of the monthly payment for a period of nine months, reducing the monthly payment during the period by approximately $250,000. Accordingly, the maturity date of the loan has been extended to February 2002. At December 31, 1996, there was approximately $19,893,000 outstanding.

In November 1996, the Company borrowed an additional $2.0 million from a commercial finance institution. The note bears interest at 10.27% and is due December 1997. In January 1997, the Company borrowed an additional $2.0 million from the same commercial finance institution also at the same interest rate of 10.27%. The notes require monthly interest payments of approximately $30,000 through June 1997. Commencing July 1997, the notes require monthly principal and interest payments of approximately $700,000 through December 1997. At December 31, 1996, there was approximately $2,000,000 outstanding.


In February 1997, the Company purchased six engines for an aggregate purchase price of $11,900,000. In connection with this purchase, the Company will exchange engines with an aggregate value of $1,800,000 and issued to the seller $1,100,000 of credits toward to purchase of aircraft and engine parts. Any unused portion of the credits will be paid to the seller by the Company on August 31, 1997. In addition, the Company issued an $9,000,000 promissory note to the seller. The promissory note bears interest at prime plus 2.75% and is payable over a term of twenty-four months.

At December 31, 1996, the aggregate annual maturities of long-term debt during the next five years are as follows (in thousands):


               1997    $17,294
               1998    $15,434
               1999    $15,132
               2000    $16,728
               2001    $18,390

Certain debt is secured by aircraft having a net book value of approximately $103,500,000 at December 31, 1996.

In December 1995, the Company received a commitment to increase its $10,000,000 unsecured line of credit to $15,000,000, subject to the execution and delivery of certain documentation and the negotiation of certain terms, with a domestic
commercial bank.   In February 1996, the Company borrowed $5.0 million under
this line of credit agreement which bears interest at the prime rate. This loan was repaid by the Company in July 1996. The agreement expired in June 1996 and was not renewed; however, at December 31, 1996, the Company was contingently liable for approximately $4,901,000 of letters of credit issued under that line of credit and expiring through December 1997, of which $1,250,000 expried in January 1997. In addition, $275,000 was collateralized by certificates of deposit.

In December 1996, the Company entered into an agreement with a financial institution to establish a revolving credit line up to $12.5 million. The credit line bears interest equal to the Base Rate, as defined, plus 1% (9.25% at December 31, 1996). At December 31, 1996, $4,545.000 was outstanding under this line. In January 1997, the line was increased to $18 million. It was increased again to $20 million in March 1997. As of February 17, 1997, there was $15.9 million outstanding. The credit line is primarily secured by trade receivables and inventroy and the agreement expires in June 1997.

3.  INCOME TAXES

The provision (benefit) for income taxes consisted of the following (in thousands):

                                                    1996                     1995                   1994
                                        ------------------------------------------------------------------------
Current:
  Federal                                                $ (6,397)                $ 3,603                $ 2,555
  State and local                                              _                      303                    693
                                        ------------------------------------------------------------------------
                                                           (6,397)                  3,906                  3,248
                                        ========================================================================

Deferred:
  Federal                                                  (3,541)                  3,267                 (1,262)
  State and local                                          (1,568)                  1,557                   (931)
                                        ------------------------------------------------------------------------
                                                           (5,109)                  4,824                 (2,193
                                        ------------------------------------------------------------------------
Provision (benefit) for income taxes                    $ (11,506)                $ 8,730                $ 1,055
                                        ========================================================================

Deferred tax expense (benefit) consisted of the following (in thousands):

                                                             1996                    1995                   1994
                                        ------------------------------------------------------------------------
Tax depreciation greater than (less
  than) book depreciation                                 $ 5,111                 $ 5,304                $(1,678)
Utilization of net operating loss
  carryforwards                                                _                      533                  1,832
Tax benefit of net operating loss
  carryforwards                                           (13,792)                     _                      _
Tax (benefit) utilization of
  alternative minimum tax credit
  carryforwards                                             3,572                  (1,013)                (2,347
                                        ------------------------------------------------------------------------
                                                          $(5,109)                $ 4,824                $(2,193)
                                        ========================================================================


The income tax provisions were at rates different from the U.S. federal statutory rates for the following reasons:

                                                             1996                    1995                   1994
                                        ------------------------------------------------------------------------

Statutory rate                                            (35.0)%                   35.0%                   34.0%
State and local income tax
  (benefit), net of federal tax benefit                    (3.0)                     6.2                    (9.7)
Nondeductible items                                         2.5                      4.6                    40.7
Other                                                         _                      (.8)                      _
                                        ------------------------------------------------------------------------
Effective tax rate                                        (35.5)%                   45.0 %                  65.0 %
                                        ========================================================================


Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred income tax liability components are as follows (in thousands):


                                              December 31
                                            1996       1995
                                        ----------------------
Deferred tax liabilities for taxable
 temporary differences:
     Tax depreciation in excess of book
      depreciation                        $  33,763  $  28,652
                                        ----------------------
Total deferred tax liabilities               33,763     28,652
Deferred tax assets:
     Tax benefit of net operating loss
      carryforwards                          13,792         -
     Alternative minimum tax credit
      carryforwards                           6,426      9,998
                                        ----------------------
Total deferred tax assets                    20,218      9,998
                                        ----------------------
Net noncurrent liability                  $  13,545  $  18,654
                                        ======================


At December 31, 1996, for federal reporting purposes, the Company had approximately $35,171,000 of net operating loss carryforwards available to offset future federal tax liabilities.

4.  COMMITMENTS

At December 31, 1996, the Company had seven Boeing 747 aircraft under operating leases. Under the terms of one of the lease agreements, beginning April 1996, monthly rent alternates from a fixed rate to a power by the hour rate every six months until April 1999, at which time it remains a fixed rate until the agreement expires in February 2000. Under the terms of two of the lease agreements, monthly rentals are at fixed rates. In addition, one aircraft is being leased at fixed monthly rentals plus additional rent based on flight hours, as defined.

In February 1996, the Company purchased three Boeing 747 aircraft which were under operating leases as of December 31, 1995. For two of the aircraft the basic monthly rent was determined based on airframe hours flown, and the other was leased at a fixed monthly rental plus additional rent based on flight hours. In October, the Company sold, in a sale and leaseback transaction, the three Boeing 747 aircraft. (See Note 2). Under the terms of the lease agreement, monthly rentals are at fixed rates with increase provisions based on the performance of certain maintenance work, as defined in the agreement. In addition, the Company must maintain certain financial covenants, as defined in the agreement.

In February 1996, the Company amended one of the power by the hour leases to a fixed rate lease commencing April 1, 1996. In January 1997, the Company extended the lease of this aircraft to August 31, 1997.

In February 1996, the Company returned one Boeing 747 aircraft, leased at a fixed rate, to its lessor.

In May 1996, the Company purchased one Boeing 747 aircraft, which it had been leasing under a fixed rate plus additional rent based on flight hours.

In October 1996, the Company returned one Boeing 747 aircraft, leased at a power by hour rate, to the lessor.

Substantially all of its aircraft leases require that the Company pay the lessor for maintenance reserves based on the number of airframe and engine flight hours accumulated at specified rates per hour, as defined in the agreements.

At December 31, 1996, minimum annual rental commitments under noncancelable operating leases were approximately as follows (in thousands):

                         Flight    Ground Property
                        Equipment   and Equipment    Total
                        ---------  ---------------  -------
          1997            $14,924          $ 4,527  $19,451
          1998             10,564            4,897   15,461
          1999              9,056            5,088   14,144
          2000              4,951            5,047    9,998
          2001                  -            5,047    5,047
          Thereafter            -            7,149    7,149
                          -------          -------  -------
                          $39,495          $31,755  $71,250
                          =======          =======  =======

Rent expense amounted to approximately $22,600,000, $31,300,000 and $21,800,000 for the years ended December 31, 1996, 1995 and 1994, respectively. These amounts include flight equipment rental expense of $17,100,000, $25,800,000 and $16,300,000 and ground property and equipment rentals of $5,500,000, $5,500,000 and $5,500,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

In September 1993, the Company entered into a five-year lease agreement with the Port Authority for a terminal facility at John F. Kennedy International Airport. Under the terms of the lease, the Company pays a base rent plus additional rentals based on the number of arriving and departing passengers above an annual exemption amount and percentages of additional terminal revenues, as defined in the agreement. For the period from November 17, 1995 through November 16, 1998, the Company will only be responsible for the base rent. In January 1995, the Port Authority extended the lease term through April 30, 2003.

The Company has an employment agreement with an officer which has a term of five years commencing in October 1993. Base salary is set at $1,000,000 per annum. The contract is automatically extended for additional terms of one year unless the officer or the Company elects that there shall be no such extension. In addition, if a change in control (as defined in the agreement) occurs during the five-year term of the agreement, such term shall automatically be extended to include the five-year period commencing on the date on which the change in control occurs. The agreement further provides that if, prior to a change in control, the Company terminates the officer's employment, then the Company will pay him his base salary through such termination date plus the product of the sum of the officer's annual base salary and the average of the annual bonuses, if any, actually paid to the officer with respect to the two years of his term immediately preceding the year of the term in which the date of termination occurs, and the number of years (including partial years) remaining in the term. If, subsequent to a change in control, the Company terminates the officer or if the officer resigns, then the Company will pay his base salary through such termination date and an amount equal to the product of 2.99 and the officer's base amount as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended.

As of December 31, 1996, the Company had 1,681 employees, 1,301 of which were full time and 380 of which were part time. Of the full time employees, 428 belong to the Association of Flight Attendants (AFA) and 205 are members of an in-house union, Tower Air Cockpit Crew Association, Inc. (TACCA).


5.  SAVINGS AND RETIREMENT PLAN

The Company sponsors a number of defined contribution pension plans which are available to substantially all full-time employees. For the years ended December 31, 1996, 1995 and 1994, the Company's contributions, which are principally based on a percentage of an employee's annual compensation, amounted to approximately $309,000, $570,000 and $390,000, respectively. Effective January 1995, the Company also has a nonqualified deferred compensation plan which contains a Company match portion and permits highly compensated employees as defined in the plan to annually elect to defer a portion of their compensation until their retirement. Effective December 31, 1996, the Company terminated this plan.

6.  BUSINESS SEGMENTS AND CONCENTRATION OF CREDIT RISK

Under Statement of Financial Accounting Standards No. 14, "Financial Reporting of Business Segments", the Company operates in one business segment which is the common carriage of passengers, freight and mail over various worldwide routes authorized by the Civil Aeronautics Board.

The assets of the Company, principally flight equipment, support the entire worldwide transportation system and are not readily identifiable by geographic area. Total ground property and equipment situated in foreign locations is not significant.

Sales with foreign destinations and/or arrivals accounted for 70%, 77% and 75% of total revenues for the years ended December 31, 1996, 1995 and 1994, respectively.

The Israel market, Tower's largest scheduled passenger service revenue source, is composed primarily of individuals and groups who travel for religious reasons, vacations or business. This market historically has been characterized by a relatively stable travel pattern. From time to time, security concerns in Israel have resulted, and may continue to result, in oscillations in demand.

The U.S. Government and its agencies accounted for all revenue from military charters. At December 31, 1996 and 1995 accounts receivable from the U.S. government and its agencies were approximately $1,300,000 and $3,400,000 respectively.


7.  STOCK OPTIONS AND AWARDS

The Company has authorized 1,200,000 shares of common stock for issuance of awards under a Long-Term Incentive Plan (the "Plan"). Generally, options will be granted with an exercise price not less than the fair market value, as defined in the plan, on the date of grant.

As permitted by FASB 123, the Company elected to record compensation expense related to stock options in accordance with the provisions of APB 25. If the Company had elected to record compensation expense using a fair value method as prescribed by FASB 123, no material difference in net loss would have resulted. While the effects of applying FASB 123 for providing proforma information for 1996 and 1995 were not material, such may not be representative of the effects on reported net income for future periods.

The following table summarizes stock option activity under the Plan:


                             Outstanding Options     Exercise        Weighted
                                                    Price per        Average
                                                      Option      Exercise Price
                           -----------------------------------------------------
At December 31, 1993                     40,000   $13.88 to $14.25       $ 13.97
  Granted                               231,312   $ 7.00 to $14.50       $ 10.74
                           -----------------------------------------------------

At December 31, 1994                    271,312   $  7.00 to $14.50      $ 11.21
  Granted                               277,288   $  7.50 to $ 8.25      $  8.14
  Cancelled                            (124,202)  $  7.00 to $14.50      $  8.08
                           -----------------------------------------------------

At December 31, 1995                    424,398   $  7.00 to $14.50      $ 10.13
   Granted                              448,067   $  4.50 to $ 7.00      $  6.45
   Cancelled                           (138,615)  $  7.00 to $14.50      $ 10.09
                           -----------------------------------------------------

At December 31, 1996                    733,850   $  4.50 to $14.50      $  7.89
                           =====================================================

Exercisable at
  December 31, 1994                      13,333   $13.88 to $14.25       $ 13.97
                           =====================================================
Exercisable at
  December 31, 1995                      86,885   $ 8.00 to $14.50       $ 12.84
                           =====================================================
Exercisable at
  December 31, 1996                     169,302   $ 8.25 to $14.50       $ 11.37
                           =====================================================

The outstanding options expire at various times during the period from November
 2003 through October 2006.

8.  ACCRUED LIABILITIES

The components of accrued liabilities were as follows (in thousands):

                                                               DECEMBER 31,
                                                         1996               1995
                                                  --------------         -------
           Accrued maintenance                           $22,975         $ 8,977
           Other accrued operating expenses                9,396          11,875
           Other                                           7,672          12,651
                                                  --------------         -------
                                                         $40,043         $33,503
                                                  ==============         =======

9.  CONTINGENCIES

On October 31, 1995, the Company entered into a settlement (the "Settlement") of an action entitled In Re Tower Air, Inc. Securities Litigation (the "Securities
                   -------------------------------------------
Litigation"), a consolidated class action filed in the U.S. District Court for the Eastern District of New York. The Securities Litigation arose out of the November 1993 initial public offering of shares of the Company's common stock. The Settlement was approved by the District Court on February 9, 1996.

William Branch, the plaintiff in another action containing similar allegations, which action was dismissed in conjunction with the Settlement of the Securities Litigation, objected to the Settlement and appealed from the order of the District Court approving it.

On November 13, 1996, the United States Court of Appeals for the Second Circuit affirmed the judgment of the District Court approving the Settlement. On February 11, 1997, Branch filed a Petition for a Writ of Certiorari with the Supreme Court of the United States.

A Tower Air aircraft slid off the runway on takeoff on December 20, 1995, and came to a stop. Approximately 35 passengers were taken to hospitals and discharged the same day. One was kept overnight. The remaining approximately
415 passengers were not injured.   All claims and lawsuits are being handled by
the Company's insurance carrier. The Company believes that all claims resulting from this event remain fully covered under the Company's insurance policies.

The Company is a party to various litigations which arise in the ordinary conduct of its business. The Company believes that these actions will not have a material adverse effect on the Company's financial position or results of operations.



10.  OTHER EXPENSES (INCOME)

Interest and other income includes a non-operating gain of $9,200,000 ($5,520,000 net of tax expense), recorded in the fourth quarter of 1995, resulting from an excess of insurance proceeds over the net book value of certain flight equipment related to the loss of an owned aircraft operated by the Company.



11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly financial data for 1996 and 1995 is as follows (in thousands except per share amounts):

                                              THREE MONTHS ENDED
                               ------------------------------------------------
                               MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                               ---------  --------  -------------  ------------

1996
----
Operating revenues             $ 85,824   $113,910      $148,858      $ 69,227
                               ========   ========      ========      ========

Operating income (loss)        $(13,139)  $  5,146      $  3,479      $(19,012)
                               ========   ========      ========      ========

Net income (loss)              $ (8,134)  $  2,923      $ (1,596)     $(14,076)
                               ========   ========      ========      ========

Net income (loss) per share    $   (.53)  $    .19      $   (.10)     $   (.92)
                               ========   ========      ========      ========


1995
----
Operating revenues             $ 82,093   $127,555      $169,502      $111,322
                               ========   ========      ========      ========

Operating income (loss)        $ (6,649)  $  8,838      $ 21,086      $ (9,759)
                               ========   ========      ========      ========

Net income (loss) (a)          $ (3,581)  $  4,010      $ 11,141      $   (881)
                               ========   ========      ========      ========

Net income (loss) per share    $   (.23)  $    .26      $    .73      $   (.06)
                               ========   ========      ========      ========


(a) As referred to in Note 10, the fourth quarter of 1995 includes a non-operating gain of $5,520,000, net of tax expense, resulting from an excess of insurance proceeds over the net book value of certain flight equipment related to the loss of an owned aircraft operated by the Company.

12.  RECEIVABLES

The components of receivables were as follows (in thousands):



                                               December 31
                                             1996        1995
                                        -----------------------
Trade receivables                         $  20,517   $  28,694
Maintenance receivables                       8,596         725
                                        -----------------------
                                             29,113      29,419
Less:  Allowance for doubtful accounts       (1,201)     (1,488)
                                        -----------------------
                                          $  27,912   $  27,931
                                        =======================


                                  SCHEDULE II


                                TOWER AIR, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                (IN THOUSANDS)


                                    BALANCE AT   CHARGED TO
                                   BEGINNING OF  COSTS AND                   BALANCE AT
ALLOWANCE FOR DOUBTFUL ACCOUNTS       PERIOD      EXPENSES   DEDUCTIONS(A)  END OF PERIOD
---------------------------------  ------------  ----------  -------------  -------------

 Year ended December 31, 1994            $  201      $  800      $  604            $  397

 Year ended December 31, 1995            $  397      $1,634      $  543            $1,488

 Year ended December 31, 1996            $1,488      $1,009      $1,296            $1,201


 (a) Uncollectible accounts written off, net of recoveries.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 25, 1997                     TOWER AIR, INC.


                                                By:/s/ MORRIS K. NACHTOMI
                                                   ----------------------------
                                                   Morris K. Nachtomi
                                                   President, Chief Executive
                                                   Officer and Chairman of the
                                                   Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 25, 1997 on behalf of the Registrant and in the capacities indicated.


/s/ MORRIS K. NACHTOMI
-------------------------------   President, Chief Executive
     Morris K. Nachtomi             Officer and Chairman of the
                                    Board of Directors (Principal
                                    Executive Officer)



/s/ RAMESH PUNWANI
-------------------------------   Chief Financial Officer and
     Ramesh Punwani                Vice President-Finance
                                   (Principal Financial and
                                   Accounting Officer)



/s/ STEPHEN L. GELBAND
-------------------------------   Director
     Stephen L. Gelband



/s/ STEPHEN A. OSBORN
-------------------------------   Director
     Stephen A. Osborn



/s/ HENRY P. BAER
-------------------------------   Director
     Henry P. Baer



/s/ STANLEY S. SHUMAN
-------------------------------   Director
     Stanley S. Shuman

                               INDEX TO EXHIBITS
                               -----------------


       3(1)*   Restated Certificate of Incorporation of the
                 Company
       3(2)*   By-Laws of the Company
      10(1)*   Employment Agreement between the Company and
                 Morris K. Nachtomi
      10(2)P   Employment Agreement between the Company and
                 Ramesh Punwani
      10(3)*   Tower Air 1993 Long-Term Incentive Plan
      10(4)*   Tower Air, Inc. Executive Annual Incentive Plan
      10(5)P   Heller Financial Inc. -- Loan and Security Agreement,
                 Dated December 1, 1996
      10(6)P   Heller Financial Inc. -- First Amendment Loan and Security
                 Agreement, Dated January  , 1997
      10(7)P   Heller Financial Inc. -- Second Amendment to Loan and
                 Security Agreement, Dated March 13, 1997
      10(8)P   Sanwa Business Credit Corp. -- Trust Agreement
                 and Supplement, Dated October 1, 1996
      10(9)P   First Security Bank, National Association --
                 Aircraft and Airframe Purchase and Sale Agreement,
                 Dated October 1, 1996
      10(10)P  Finova Capital Corporation -- Consolidated Aircraft
                 and Engine Loan and Security Agreement,
                 Dated March 25, 1996
      10(11)P  Finova Capital Corporation -- $20,000,000 Loan
                 Secured by Two B747 Aircraft and Eight Engines,
                 Dated January 30, 1996
      10(12)P  Finova Capital Corporation -- First Amendment to Consolidated
                 Aircraft and Engine Loan and Security Agreement, Dated
                 May 8, 1996
      11       Computation of Net Income Per Share
      27       Financial Data Schedule for the year ended December 31, 1996

----------------
* Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-69148) or amendments thereto and incorporated by reference herein.