Form 10-K/A
period 1996-12-31
TOWER AIR INC
filed 1997-04-07
CIK 778718

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               FORM 10-K/A No. 1

            (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                                EXPLANATORY NOTE



This document is a copy of certain exhibits submitted under cover of Form SE on March 31, 1997 pursuant to a Rule 201 temporary hardship exemption (related to the Form 10-K filed via electronic format on March 28, 1997).

PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K.

Item 14(a)1 and 2. Financial Statements and Schedules. See "Index to Financial Statements and Financial Statement Schedules" on p.F-1.

Item 14(a)3. Exhibits

      3(1)*    Restated Certificate of Incorporation of the
               Company
      3(2)*    By-Laws of the Company

     10(1)*    Employment Agreement between the Company and Morris
               K. Nachtomi
     10(2)**   Employment Agreement between the Company and Ramesh
               Punwani
     10(3)*    Tower Air 1993 Long-Term Incentive Plan
     10(4)*    Tower Air, Inc. Executive Annual Incentive Plan
     10(5)**   Heller Financial Inc.- Loan and Security Agreement,
               Dated December 1, 1996
     10(6)**   Heller Financial Inc.- First Amendment to Loan and
               Security Agreement, Dated January 31, 1997
     10(7)**   Heller Financial Inc.- Second Amendment to Loan and
               Security Agreement, Dated March 13, 1997
     10(8)**   Sanwa Business Credit Corp.- Trust Agreement and
               Supplement, Dated October 1, 1996
     10(9)**   First Security Bank, National Association - Aircraft
               and Airframe Purchase and Sale Agreement,
               Dated October 1, 1996
     10(10)**  Finova Capital Corporation - Consolidated Aircraft
               and Engine Loan and Security Agreement,
               Dated March 25, 1996
     10(11)**  Finova Capital Corporation - $20,000,000 Loan
               Secured by Two B747 Aircraft and Eight Engines,
               Dated January 30, 1996
     10(12)**  Finova Capital Corporation- First Amendment to
               Consolidated Aircraft and Engine Loan and Security
               Agreement, Dated May 8, 1996

     11***     Computation of Net Income Per Share

     27***     Financial Data Schedule for the year ended December
               31, 1996

------------------
  * Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-69148) or amendments thereto and incorporated by reference herein.
 ** Filed herewith.
*** Previously filed in electronic format with the Registrant's Form 10-K on March 28, 1997.

Item 14(b). Registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  April 7, 1997               TOWER AIR, INC.


                                        By:/s/ MORRIS K. NACHTOMI
                                           ----------------------------
                                           Morris K. Nachtomi
                                           President, Chief Executive
                                           Officer and Chairman of the
                                           Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on April 7, 1997 on behalf of the Registrant and in the capacities indicated.

 /s/ MORRIS K. NACHTOMI                 President, Chief Executive
----------------------------------      Officer and Chairman of the
          Morris K. Nachtomi            Board of Directors (Principal
                                        Executive Officer)


 /s/ RAMESH PUNWANI                     Chief Financial Officer and
-----------------------------------     Vice President-Finance (Principal
     Ramesh Punwani                     Financial and Accounting Officer)


/s/ STEPHEN L. GELBAND                  Director
---------------------------------
      Stephen L. Gelband


/s/ STEPHEN A. OSBORN                   Director
---------------------------------
      Stephen A. Osborn


 /s/ HENRY P. BAER                      Director
----------------------------------
          Henry P. Baer


/s/ STANLEY S. SHUMAN                   Director
---------------------------------
      Stanley S. Shuman

                               INDEX TO EXHIBITS
                               -----------------



      3(1)*  Restated Certificate of Incorporation of the Company
      3(2)*  By-Laws of the Company
     10(1)* Employment Agreement between the Company and Morris K. Nachtomi 10(2)** Employment Agreement between the Company and Ramesh Punwani
     10(3)*  Tower Air 1993 Long-Term Incentive Plan
     10(4)*  Tower Air, Inc. Executive Annual Incentive Plan
     10(5)** Heller Financial Inc. - Loan and Security Agreement, Dated
             December 1, 1996
     10(6)** Heller Financial Inc. - First Amendment to Loan and Security
             Agreement, Dated January 31, 1997
     10(7)** Heller Financial Inc. - Second Amendment to Loan and Security
             Agreement, Dated March 13, 1997
     10(8)** Sanwa Business Credit Corp. - Trust Agreement and Supplement, Dated
             October 1, 1996
     10(9)** First Security Bank, National Association - Aircraft and Airframe
             Purchase and Sale Agreement, Dated October 1, 1996
     10(10)**Finova Capital Corporation - Consolidated Aircraft and Engine Loan
             and Security Agreement, Dated March 25, 1996
     10(11)**Finova Capital Corporation - $20,000,000 Loan Secured by Two B747
             Aircraft and Eight Engines, Dated January 30, 1996
     10(12)**Finova Capital Corporation - First Amendment to Consolidated
             Aircraft and Engine Loan and Security Agreement, Dated May 8, 1996
     11***   Computation of Net Income Per Share
     27***   Financial Data Schedule for the year ended December 31, 1996

-----------
  * Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-69148) or amendments thereto and incorporated by reference herein.
 ** Filed herewith.
*** Previously filed in electronic format with the Registrant's Form 10-K on March 28,1997.