Form 10-K/A
period 1996-12-31
TOWER AIR INC
filed 1997-04-15
CIK 778718

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               FORM 10-K/A No. 2

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

                                EXPLANATORY NOTE




This document is being filed to correct the amount set forth under Item 5-02(31) in Exhibit 27, the Financial Data Schedule, to the Registrant's Form 10-K filed in electronic format on March 28, 1997. Please note that the Registrant filed via electronic format a Form 10-K/A No. 1 on April 7, 1997 which contained certain exhibits previously submitted under cover of Form SE on March 31, 1997 pursuant to a Rule 201 temporary hardship exemption.

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

     27****    Financial Data Schedule for the year ended December
               31, 1996

------------------
   * Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-69148) or amendments thereto and incorporated by reference herein.


  ** Previously filed in electronic format with the Registrant's Form 10-K/A
     No. 1 on April 7, 1997.
 *** Previously filed in electronic format with the Registrant's Form 10-K on
     March 28, 1997.
**** Filed herewith.

Item 14(b). Registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  April 15, 1997                  TOWER AIR, INC.


                                        By:/s/ MORRIS K. NACHTOMI
                                           ----------------------------
                                           Morris K. Nachtomi
                                           President, Chief Executive
                                           Officer and Chairman of the
                                           Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on April 15, 1997 on behalf of the Registrant and in the capacities indicated.

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

     27****  Financial Data Schedule for the year ended December 31, 1996

-----------
   * Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-69148) or amendments thereto and incorporated by reference herein.


  ** Previously filed in electronic format with the Registrant's Form 10-K/A
     No. 1 on April 7, 1997.
 *** Previously filed in electronic format with the Registrant's Form 10-K on
     March 28, 1997.
**** Filed herewith.