Form 10-Q
period 1997-03-31
TOWER AIR INC
filed 1997-05-15
CIK 778718

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              ------------------

                                   FORM 10-Q

                              ------------------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

          (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO               .
                                      --------------    --------------

                        COMMISSION FILE NUMBER 0-22526

                                TOWER AIR, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                  11-2621046
    (State or other jurisdiction of          I.R.S. Employer Identification No.)
     incorporation or organization)

            HANGAR NO. 17                                  11430
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

  Yes   X         No
     -------        -------

As of April 30, 1997, there were 15,290,006 shares of Common Stock, par value $.01 per share, outstanding.

--------------------------------------------------------------------------------

                                 Page 1 of 13 pages

                                TOWER AIR, INC.
                              REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1997

                                     INDEX

                                                            PAGE
                                                            ----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Balance Sheets as of March 31, 1997
               and December 31, 1996......................    3

             Statements of Operations for the three months
               ended March 31, 1997 and 1996..............    4

             Statements of Cash Flows for the three months
               ended March 31, 1997 and 1996..............    5

             Notes to Financial Statements................    6

             Selected Operating Data......................    8

Item 2.      Managements Discussion and Analysis
               of Financial Condition and Results
               of Operations..............................    9

PART II.     OTHER INFORMATION............................   12

SIGNATURES   .............................................   13

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                TOWER AIR, INC.
                                BALANCE SHEETS
                       (In thousands, except share data)

                                           March 31,     December 31,
                                             1997            1996
                                          (Unaudited)       (Note)
                                          -----------    ------------
ASSETS
------

Current Assets:
  Cash and cash equivalents                 $  2,868       $  2,968
  Certificates of deposit, at cost,
    which approximates market                    525            275
  Receivables, net                            26,657         27,912
  Income tax receivable                           --          6,397
  Prepaid expenses and other current
    assets                                     3,785          5,102
                                            --------       --------
       Total current assets                   33,835         42,654

Property and Equipment, at cost:
  Flight equipment                           345,800        321,240
  Ground property and equipment               32,518         32,285
                                            --------       --------
                                             378,318        353,525
  Less accumulated depreciation and
    amortization                             145,502        135,467
                                            --------       --------
                                             232,816        218,058

Other Assets                                   3,342          2,543
                                            --------       --------
                                            $269,993       $263,255
                                            ========       ========

LIABILITIES AND STOCKHOLDERS EQUITY
-----------------------------------

Current Liabilities:
  Notes payable                             $ 19,318       $  4,545
  Accounts payable                            50,709         46,958
  Accrued liabilities                         32,599         40,043
  Air traffic liability                       18,618         18,010
  Current maturities of long-term debt
    (Note 2)                                  23,883         17,294
                                            --------       --------
       Total current liabilities             145,127        126,850

Long-Term Debt (Note 2)                       66,220         67,716
Deferred Income Taxes                          9,104         13,545
Deferred Rent                                  1,651          1,828

Stockholders Equity (Note 3):
  Preferred stock, $.01 par value;
    5,000,000 shares authorized;
    none issued                                   --             --
  Common stock, $.01 par value;
    35,000,000 shares authorized;
    15,500,006 issued                            155            155
  Additional paid-in capital                  43,885         43,885
  Retained earnings                            5,362         10,787
  Less treasury stock, at cost
   (210,000 shares)                            1,511          1,511
                                            --------       --------
       Total stockholders equity              47,891         53,316
                                            --------       --------
                                            $269,993       $263,255
                                            ========       ========

See accompanying notes to financial statements.
Note: The Balance Sheet at December 31, 1996 has been derived from the audited Financial Statements at that date.

                                TOWER AIR, INC.
                           STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share data)

                                             Three Months Ended
                                                 March 31,
                                             -------------------
                                              1997        1996
                                             -------    --------
OPERATING REVENUES:
   Scheduled Passenger Service               $42,777    $ 55,540
   Commercial Charter Service                 18,030       8,332
   Military Charter Service                   15,511      15,794
   Cargo Service                                 314       4,356
   Other                                       1,378       1,802
                                             -------    --------
      Total operating revenues                78,010      85,824

OPERATING EXPENSES:
   Fuel                                       16,759      18,003
   Flight equipment rentals and insurance      4,926       5,110
   Maintenance                                 7,967      10,395
   Crew costs and other                        5,512       6,858
   Aircraft and traffic servicing             14,596      20,248
   Passenger servicing                         9,985      11,612
   Promotion, sales and commissions           10,385      13,094
   General and administrative                  4,788       5,188
   Depreciation and amortization              10,166       8,455
                                             -------    --------
      Total operating expenses                85,084      98,963
                                             -------    --------

OPERATING LOSS                                (7,074)    (13,139)

OTHER EXPENSES (INCOME):
   Interest and other income                       5         272
   Interest expense                            2,787       1,323
                                             -------    --------
      Total other expenses                     2,792       1,595
                                             -------    --------

LOSS BEFORE INCOME TAXES                      (9,866)    (14,734)
   Income Tax Benefit                         (4,441)     (6,600)
                                             -------    --------

NET LOSS                                     $(5,425)   $ (8,134)
                                             =======    ========

NET LOSS PER SHARE                           $  (.35)   $   (.53)
                                             =======    ========

WEIGHTED AVERAGE SHARES OUTSTANDING           15,290      15,290
                                             =======    ========

See accompanying notes to financial statements

                                TOWER AIR, INC.
                           STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                          Three Months Ended March 31,
                                          ----------------------------
                                                1997        1996
                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                   $ (5,425)   $ (8,134)
   Adjustments to reconcile net loss to
     net cash provided by (used in)
     operating activities:
          Depreciation and amortization         10,166       8,455
          Provision for doubtful
            accounts                               234          --
          Deferred income taxes                 (4,441)     (6,600)
          Deferred rent                           (177)         90
          Changes in operating assets
            and liabilities:
              Income tax receivable              6,397          --
              Trade receivables                  1,021       3,161
              Insurance proceeds
                receivable                          --      25,000
              Prepaid expenses and
                other assets                       476        (984)
              Accounts payable and
                accrued liabilities              2,829     (11,055)
              Air traffic liability                608        (127)
                                              --------    --------
   Net cash provided by operating
     activities                                 11,688       9,806

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of flight equipment                (25,215)    (18,693)
   Purchase of ground property and
     equipment                                    (233)       (588)
   Increase in certificates of deposit            (250)         --
                                              --------    --------
   Net cash used in investing activities       (25,698)    (19,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                     92,754      22,625
   Principal payments on borrowings            (78,755)     (9,978)
   Payment of cash dividends                        --        (612)
   Other                                           (89)       (663)
                                              --------    --------
   Net cash provided by financing
     activities                                 13,910      11,372
                                              --------    --------

   Net increase (decrease) in cash and
     cash equivalents                             (100)      1,897
   Cash and cash equivalents at
     beginning of period                         2,968    $  3,521
                                              --------    --------
  Cash and cash equivalents at end of
     period                                   $  2,868    $  5,418
                                              ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
   Cash paid during the period for
     interest                                 $  2,049    $  1,203
   Cash paid during the period for
     income taxes                             $     --    $    439
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
      Purchase of flight equipment
        accrued but not paid                  $  8,990    $  5,167
      Purchase of flight equipment
        financed through debt                 $  5,867    $ 36,600

See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Tower Air, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. These interim financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year.

2.  LONG-TERM DEBT

In November 1996, the Company borrowed $2,000,000 from a commercial finance institution. The note bears interest at 10.27% and is due December 1997. In January 1997, the Company borrowed an additional $2,000,000 from the same commercial finance institution also at the same interest rate of 10.27% and is also due December 1997. The notes require monthly interest payments of approximately $30,000 through June 1997. Commencing July 1997, the notes require monthly principal and interest payments of approximately $700,000 through December 1997. At December 31, 1996, there was approximately $2,000,000 outstanding.

In February 1997, the Company purchased six engines for an aggregate purchase price of $11,900,000. In connection with this purchase, the Company will exchange engines with an aggregate value of $1,800,000 and issued to the seller $1,100,000 of credits toward the purchase of aircraft and engine parts. Any unused portion of the credits will be paid to the seller by the Company on August 31, 1997. In addition, the Company issued a $9,000,000 promissory note to the seller. The promissory note bears interest at prime plus 2.75% and is payable over a term of twenty-four months.

In March 1997, the Company purchased two engines for an aggregate purchase price of $2,600,000. In connection with this purchase, the Company will pay this amount with interest through June 1997.

3.  STOCKHOLDERS' EQUITY

In an effort to conserve cash, the Company did not pay a cash dividend for the first quarter of 1997.

4.  INCOME TAXES

Income taxes are calculated at the estimated annual effective tax rate, which differs from the federal statutory rate of 35%, primarily due to the effect of state income taxes and certain nondeductible items.

                                TOWER AIR, INC.
                            SELECTED OPERATING DATA
                                  (Unaudited)

                                             Three Months Ended
                                                  March 31,
                                           ----------------------
                                             1997         1996
                                           --------    ----------
Scheduled Passenger Service:
  Revenue passengers carried
    (in thousands)                              222           286
  Revenue passenger miles
    (in thousands) (RPMs) (1)               570,477       775,762
  Available seat miles
    (in thousands) (ASMs) (2)               804,478     1,080,465
  Passenger load factor (3)                   70.91%        71.80%
  Yield per RPM (4)                        $  .0750    $    .0716
  Block hours flown (5)                       3,808         5,215
  Operating expense per ASM (6)            $  .0547    $    .0553
  Revenue per block hour (7)               $ 11,233    $   10,650
  Variable expense per block hour (8)      $  9,899    $   10,071

Commercial Charter Service:
  Block hours flown (5)                       2,620         1,304
  Revenue per block hour (7)               $  6,882    $    6,390
  Variable expense per block hour (8)      $  4,801    $    5,086

Military Charter Service:
  Block hours flown (5)                       1,307         1,470
  Revenue per block hour (7)               $ 11,868    $   10,744
  Variable expense per block hour (8)      $  8,309    $    8,351

Cargo Service:
  Block hours flown (5)                          41         1,027
  Revenue per block hour (7)               $  7,659    $    4,241
  Variable expense per block hour (8)      $  2,562    $    2,067

Total:
  Block hours flown (5)                       7,776         9,016
  Revenue per block hour (7)               $  9,855    $    9,319
  Variable expense per block hour (8)      $  7,851    $    8,158
  Average hours of daily utilization (9)        8.5           7.5
  Employees (at period-end)                   1,523         1,677
  Number of aircraft in service (at
    period-end)                                  17*           17*

*One cargo aircraft temporarily out of service for mandatory modifications.
___________________________
(1) Revenue passenger miles or RPMs represent the number of miles flown by revenue passengers.
(2) Available seat miles or ASMs represent the number of seats available for passengers multiplied by the number of miles those seats are flown.
(3) Passenger load factor represents revenue passenger miles divided by available seat miles.
(4) Yield per RPM represents total revenue from scheduled passenger service divided by revenue passenger miles.
(5) Block hours represent the period of time between the aircraft's departure from the place where it is parked to its arrival at its destination.
(6) Operating expense per ASM represents certain direct variable costs for scheduled passenger service, which include passenger liability insurance, catering, crew costs, fuel, landing and handling fees, maintenance, navigation fees, power by the hour rent, plus marketing and reservations, and an allocation of other fixed costs based on block hours, divided by total scheduled passenger service ASMs.
(7) Revenue per block hour represents total revenue from scheduled passenger service, commercial charter service, military charter service and cargo service divided by total block hours flown.
(8) Variable expense per block hour represents total direct variable costs, which include passenger liability insurance, catering, crew costs, commissions, fuel, landing and handling fees, maintenance, navigation fees and insurance and power by the hour rent, divided by block hours.
(9) Average hours of daily utilization represents the actual number of block hours per aircraft per operating day.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the three-month period ended March 31, 1997 (the "1997 First Quarter"), the Company recorded a net loss of $5.4 million compared with a net loss of $8.1 million for the three-month period ended March 31, 1996 (the "1996 First Quarter"). The $2.7 million decrease in net loss was the result of a decline in revenues offset by a concomitant reduction in operating expenses. The decline in operating revenue stemmed from a lower level of flying in scheduled passenger service which was almost totally offset by increased commercial charter flying. Cargo charter flying and related revenues were significantly lower in the 1997 First Quarter versus the 1996 First Quarter. Operating expense declined as well due to the lower level of total flying and as a result of a substantial reduction in unit costs as the Company's cost control efforts began to take effect in the 1997 First Quarter.

OPERATING REVENUES. The Company's operating revenues for the 1997 First Quarter decreased $7.8 million, or 9.1%, to $78.0 million from $85.8 million for the 1996 First Quarter.

Scheduled passenger service revenues for the 1997 First Quarter decreased $12.8 million, or 23.0%, to $42.8 million from $55.5 million for the 1996 First Quarter. Scheduled passenger traffic (measured in revenue passenger miles) in the 1997 First Quarter decreased by 26.5% on a decline in capacity (as measured in available seat miles) of 25.6%. These declines were due primarily to the withdrawal from the India market in the 1996 First Quarter and the cessation of service to Brazil in March 1997. The load factor was 70.9% in the 1997 First Quarter compared with 71.8% in the 1996 First Quarter. Load factor declines in domestic services, primarily Los Angeles and Oakland, were offset by improvements in other markets. Passenger service yield (measured in revenue per passenger mile) rose by 4.7% in the 1997 First Quarter compared to the 1996 First Quarter.

Commercial charter service revenues for the 1997 First Quarter increased $9.7 million, or 116.4%, to $18.0 million from $8.3 million for the 1996 First Quarter. The increase in commercial charter service revenues was primarily due to a higher level of charters from Brazil and the earlier start of Hajj charter operations. Tower has assigned nine B747 aircraft for the Hajj pilgrimage.

Military charter service revenues for the 1997 First Quarter decreased $0.3 million, or 1.8%, to $15.5 million from $15.8 million for the 1996 First Quarter.

Cargo service revenues for the 1997 First Quarter decreased $4.0 million, or 92.8%, to $0.3 million from $4.4 million. The decrease in cargo service revenues was primarily due to reduced demand and the grounding of one of the Company's two cargo aircraft in February 1996 to comply with newly restrictive FAA Airworthiness Directive requirements. The Company expects to generate cargo charter revenue in the second quarter and the grounded aircraft is expected to return to service by the fourth quarter of 1997.

OPERATING EXPENSES. The Company's operating expenses for the 1997 First Quarter decreased $13.9 million, or 14.0%, to $85.1 million from $99.0 million for the 1996 First

Quarter. The decline in operating expenses was attributable to a 13.8% decline in total block hours and the impact of the Company's cost cutting efforts. Reflecting the impact of an aggressive restructuring of costs and improved financial controls, operating expenses, excluding fuel and depreciation, declined by 19.8%.

Aircraft fuel expenses for the 1997 First Quarter decreased $1.2 million, or 6.9%, to $16.8 million from $18.0 million for the 1996 First Quarter. The decrease resulted from a 13.8% reduction in block hours offset by a 10.6% increase in fuel prices.

Flight equipment rentals and insurance expenses for the 1997 First Quarter decreased $0.2 million, or 3.6%, to $4.9 million from $5.1 million for the 1996 First Quarter. The decrease was attributable to a decrease in aircraft rentals resulting from the purchase of one aircraft and return of two leased aircraft in 1996, partially offset by the cost associated with the rental of additional engines to support the Company's fleet.

Maintenance costs for the 1997 First Quarter decreased $2.4 million, or 23.4%, to $8.0 million from $10.4 for the 1996 First Quarter. The decrease was due to the lower level of flying as well as the negotiation of an exclusive engine and component repair agreements with major repair and maintenance support vendors including General Electric Aircraft Engine Services, Inc.

Crew costs and other expenses for the 1997 First Quarter decreased $1.3 million, or 19.6%, to $5.5 million from $6.9 million for the 1996 First Quarter. The decrease was primarily due to a 13.8% decline in block hours flown.

Aircraft and traffic servicing expenses for the 1997 First Quarter decreased $5.7 million, or 27.9%, to $14.6 million from $20.2 million for the 1996 First Quarter. The decrease was primarily due to a lower level of flying in scheduled passenger services and a significant deicing cost reduction as a result of mild weather conditions, as well as self handling of deicing and other airport operations.

Passenger servicing expenses for the 1997 First Quarter decreased $1.6 million, or 14.0%, to $10.0 million from $11.6 million for the 1996 First Quarter. Passenger servicing expenses were lower for the period as a result of the decline in total block hours and the impact of the Company's cost cutting efforts which included a rationalization of its domestic food service resulting in reduced catering costs.

Promotion, sales and commission expenses for the 1997 First Quarter decreased $2.7 million, or 20.7%, to $10.4 million from $13.1 million for the 1996 First Quarter. The decrease in promotion, sales and commission expenses were primarily due to higher commission expenses in the 1996 First Quarter related to the Bombay route which was discontinued in March 1996 coupled with the reduction in scheduled passenger service flying.

General and administrative expenses for the 1997 First Quarter decreased $0.4 million, or 7.7%, to $4.8 million from $5.2 million for the 1996 First Quarter. The decrease in general and administrative expenses was the result of the Company's cost cutting efforts.

Depreciation and amortization expenses for the 1997 First Quarter increased $1.7 million, or 20.2%, to $10.2 million from $8.5 million for the 1996 First Quarter. The increase in depreciation and amortization was principally due to the purchase of one B747 aircraft during the second quarter of 1996, as well as six spare engines, capitalized engine overhauls, and heavy airframe maintenance in the 1997 First Quarter.

OTHER EXPENSES AND INCOME. Interest expense for the 1997 First Quarter increased $1.5 million, or 110.7%, to $2.8 million from $1.3 million for the 1996 First Quarter. The increase in interest expense reflected a higher average outstanding debt balance in the 1997 First Quarter resulting from the use of the line of credit established in December 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital and capital expenditure requirements with cash flow generated from operations and through lease, debt and equity financing.

The Company's cash, cash equivalents and short-term investments at March 31, 1997 and December 31, 1996 were $3.4 million and $3.2 million, respectively. The Company generated cash from operations in the 1997 First Quarter of $11.7 million which included $6.4 million of proceeds related to 1996 income tax refunds.

Net cash used in investing activities was $25.7 million for the 1997 First Quarter compared with $19.3 million for the 1996 First Quarter. The Company's expenditures for flight equipment were $25.2 million for the 1997 First Quarter compared with $18.7 million for the 1996 First Quarter. Expenditures for flight equipment in the 1997 First Quarter included the purchase of six spare engines, capitalized engine overhauls and heavy maintenance on airframes.

As of March 31, 1997, the Company had negative working capital of $111.3 million compared to negative working capital of $84.2 million as of December 31, 1996. Historically, the Company has operated with a working capital deficit.

The Company established a new $12.5 million secured line of credit with a financial institution in December 1996. The interest rate on this borrowing line is the base rate, as defined, plus 1% (9.50% at March 31, 1997). The line was further increased to $18.0 million in January 1997 and then to $20.0 million in March 1997. The credit line is secured by trade receivables and inventory and the agreement expires in June 1997. The Company is negotiating an extension of this line beyond June 1997. The Company is also negotiating revised payment terms with vendors and other creditors for settlement of current obligations, some of which are secured. The successful outcome of these negotiations is critical for the Company to avoid defaults and to fund its working capital needs until cash flow from operations strengthens in the summer months.

In an effort to conserve cash, the Company did not pay a cash dividend for the first quarter of 1997.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The only change in legal proceedings as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is that the United States Supreme Court denied a Petition for a Writ or Certiorari filed by Branch in the Securities Litigation, which petition sought a review of the affirmance by the Second Circuit of the District Court's approval of the Settlement of the Securities Litigation.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibit 27.  Financial Data Schedule.

         (b)  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Tower Air, Inc.
                              (Registrant)


Date:  May 15, 1997           /s/ Morris K. Nachtomi
                              --------------------------------------
                              Morris K. Nachtomi
                              President, Chief Executive Officer
                              and Chairman of the Board of Directors
                              (Principal Executive Officer)


Date:  May 15, 1997           /s/ Ramesh Punwani
                              --------------------------------------
                              Ramesh Punwani
                              Chief Financial Officer and
                              Vice President-Finance (Principal
                              Financial and Accounting Officer)