Form 10-Q
period 1997-06-30
TOWER AIR INC
filed 1997-08-14
CIK 778718

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______.

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

          As of July 31, 1997, there were 15,290,006 shares of Common Stock, par value $.01 per share, outstanding.

--------------------------------------------------------------------------------
                              Page 1 of 15 pages

                                TOWER AIR, INC.
                              REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                Balance Sheets as of June 30, 1997 and
                  December 31, 1996......................................    3

                Statements of Operations for the three months
                  and six months ended June 30, 1997 and 1996............    4

                Statements of  Cash Flows for the six months
                  ended June 30, 1997 and 1996...........................    5

                Notes to Financial Statements............................    6

                Selected Operating Data..................................    8

Item 2.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................    9

Item 3.         Quantitative and Qualitative Disclosures about
                  Market Risk............................................   12

PART II.        OTHER INFORMATION........................................   13

SIGNATURES      .........................................................   15

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                TOWER AIR, INC.
                                 BALANCE SHEETS
                       (In thousands, except share data)

                                             June 30,     December 31,
                                               1997           1996
                                           (Unaudited)       (Note)
                                           -----------    ------------
ASSETS
------

Current Assets:
  Cash and cash equivalents                  $  4,276       $  2,968
  Certificates of deposit, at cost,
    which approximates market                   2,000            275
  Receivables, net                             34,180         27,912
  Income tax receivable                            --          6,397
  Prepaid expenses and other current
    assets                                      2,084          5,102
                                             --------       --------
       Total current assets                    42,540         42,654

Property and Equipment, at cost:
  Flight equipment                            360,886        321,240
  Ground property and equipment                32,393         32,285
                                           -----------    ------------
                                              393,279        353,525
  Less accumulated depreciation and
    amortization                              157,934        135,467
                                           -----------    ------------
                                              235,345        218,058

Other Assets                                    3,133          2,543
                                           -----------    ------------
                                             $281,018       $263,255
                                           ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Notes payable                              $ 19,941       $  4,545
  Accounts payable                             41,094         46,958
  Accrued liabilities                          40,806         40,043
  Air traffic liability                        24,966         18,010
  Current maturities of long-term debt
    (Note 2)                                   26,941         17,294
                                           -----------    ------------
       Total current liabilities              153,748        126,850

Long-Term Debt (Note 2)                        62,064         67,716
Deferred Income Taxes                          12,034         13,545
Deferred Rent                                   1,698          1,828

Stockholders' Equity (Note 3):
  Preferred stock, $.01 par value;
    5,000,000 shares authorized; none
    issued                                         --             --
  Common stock, $.01 par value;
    35,000,000 shares authorized;
    15,500,006 issued                             155            155
  Additional paid-in capital                   43,885         43,885
  Retained earnings                             8,945         10,787
  Less treasury stock, at cost (210,000
    shares)                                     1,511          1,511
                                           -----------    ------------
       Total stockholders' equity              51,474         53,316
                                           -----------    ------------
                                             $281,018       $263,255
                                           ===========    ============

See accompanying notes to financial statements.
Note: The Balance Sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                                TOWER AIR, INC.
                            STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                           Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                          ---------------------   ---------------------
                                             1997        1996        1997        1996
                                          ---------   ---------   ---------   ---------

OPERATING REVENUES:
   Scheduled Passenger Service            $  55,067   $  56,036   $  97,844   $ 111,576
   Commercial Charter Service                38,484      37,769      56,514      46,101
   Military Charter Service                  16,260      15,518      31,771      31,312
   Cargo Service                                652       2,785         966       7,141
   Other                                      2,113       1,802       3,491       3,604
                                          ---------   ---------   ---------   ---------
      Total operating revenues              112,576     113,910     190,586     199,734

OPERATING EXPENSES:
   Fuel                                      15,524      17,818      32,283      35,821
   Flight equipment rentals and
    insurance                                 6,399       5,164      11,325      10,274
   Maintenance                               12,745      11,144      20,712      21,539
   Crew costs and other                       7,609       7,649      13,121      14,507
   Aircraft and traffic servicing            15,880      19,154      30,476      39,402
   Passenger servicing                       10,656      14,443      20,641      26,055
   Promotion, sales and commissions          16,887      18,272      27,272      31,366
   General and administrative                 4,651       5,378       9,439      10,566
   Depreciation and amortization             12,713       9,742      22,879      18,197
                                          ---------   ---------   ---------   ---------
      Total operating expenses              103,064     108,764     188,148     207,727
                                          ---------   ---------   ---------   ---------

OPERATING INCOME (LOSS)                       9,512       5,146       2,438      (7,993)

OTHER (INCOME) EXPENSES:
   Other (income) expense                       (23)       (257)        (18)         15
   Interest expense                           3,022       2,250       5,809       3,573
                                          ---------   ---------   ---------   ---------
      Total other expenses                    2,999       1,993       5,791       3,588
                                          ---------   ---------   ---------   ---------

INCOME (LOSS) BEFORE INCOME TAXES             6,513       3,153      (3,353)    (11,581)
   Income Tax Provision (Benefit)             2,930         230      (1,511)     (6,370)
                                          ---------   ---------   ---------   ---------

NET INCOME (LOSS)                         $   3,583   $   2,923   $  (1,842)  $  (5,211)
                                          =========   =========   =========   =========

NET INCOME (LOSS) PER SHARE               $    0.23   $    0.19   $   (0.12)  $   (0.34)
                                          =========   =========   =========   =========

WEIGHTED AVERAGE SHARES OUTSTANDING          15,290      15,290      15,290      15,290
                                          =========   =========   =========   =========

See accompanying notes to financial statements

                                TOWER AIR, INC.
                            STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                             Six Months Ended June 30,
                                             -------------------------
                                                1997            1996
                                             ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                         $  (1,842)       $ (5,211)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
          Depreciation and amortization         22,879          18,197
          Provision for doubtful
             accounts                               --             358
          Deferred income taxes                 (1,511)           (470)
          Deferred rent                           (130)            128
          Loss on disposal of property
             and equipment                          15            (139)
          Changes in operating assets
             and liabilities:
                Receivables                     (6,268)         (9,912)
                Income tax receivable            6,397              --
                Prepaid expenses and
                   other assets                  2,456          (3,967)
                Accounts payable and
                   accrued liabilities          (6,232)        (11,491)
                Air traffic liability            6,956          12,594
                                             ---------        --------
   Net cash provided by operating
      activities                                22,720              87

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of flight equipment                (32,895)        (29,169)
   Purchase of ground property and
      equipment                                   (108)         (1,583)
   Proceeds from sale of property and
      equipment                                    100             178
   Proceeds from insurance company                  --          25,000
   (Increase) decrease in certificates
      of deposit                                (1,725)             75
                                             ---------        --------
   Net cash used in investing activities       (34,628)         (5,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                    200,614          22,625
   Principal payments on borrowings           (187,090)        (16,593)
   Payment of cash dividends                        --          (1,223)
   Other                                          (308)           (933)
                                             ---------        --------
   Net cash provided by financing
      activities                                13,216           3,876
                                             ---------        --------

   Net increase (decrease) in cash and
      cash equivalents                           1,308          (1,536)
   Cash and cash equivalents at
      beginning of period                        2,968           3,521
                                             ---------        --------
   Cash and cash equivalents at end of
      period                                 $   4,276        $  1,985
                                             =========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for
      interest                               $   5,523        $  3,330
   Cash paid during the period for
      income taxes, net                      $      24        $    439
SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
      Purchase of flight equipment
         accrued but not paid                $  16,643        $  1,595
      Purchase of flight equipment
         financed through debt               $   5,867        $ 57,600

See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Tower Air, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. These interim financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months and the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

2.  LONG-TERM DEBT

In November 1996, the Company borrowed $2,000,000 from a commercial finance institution. The note bears interest at 10.27% and is due December 1997. In January 1997, the Company borrowed an additional $2,000,000 from the same commercial finance institution also at the same interest rate of 10.27% and also due December 1997. The notes required monthly interest payments of approximately $30,000 through June 1997. Commencing July 1997, the notes require monthly principal and interest payments of approximately $700,000 through December 1997.

In February 1997, the Company purchased six engines for an aggregate purchase price of $11,900,000. In connection with this purchase, the Company will exchange engines with an aggregate value of $1,800,000 and issue to the seller $1,100,000 of credits toward the purchase of aircraft and engine parts. Any unused portion of the credits will be paid to the seller by the Company on August 31, 1997. In addition, the Company issued a $9,000,000 promissory note to the seller. The promissory note bears interest at prime plus 2.75% and is payable over a term of twenty-four months. In May 1997, the Company amended this contract to purchase only four engines for an aggregate price of $7,700,000 and to exchange engines with an aggregate value of $1,200,000 with purchase credits for aircraft and engine parts of $633,333. At June 30, 1997, the outstanding loan amount was $5,133,333.

In March 1997, the Company purchased two engines for an aggregate purchase price of $2,600,000. In connection with this purchase, the Company paid this amount with interest through June 1997.

In June 1997, the Company borrowed $1,000,000 from its Chairman and paid this amount with interest through July 1997.

3.  STOCKHOLDERS' EQUITY

In an effort to conserve cash, the Company did not pay a cash dividend on the Common Stock during the six months ended June 1997.

4.  INCOME TAXES

Income taxes are calculated at the estimated annual effective tax rate, which differs from the federal statutory rate of 35%, primarily due to the effect of state income taxes and certain nondeductible items.

                                TOWER AIR, INC.
                            SELECTED OPERATING DATA
                                  (Unaudited)

                                            Three Months Ended         Six Months Ended
                                                 June 30,                  June 30,
                                          ----------------------   -----------------------
                                             1997        1996         1997         1996
                                          ---------   ----------   ----------   ----------
Scheduled Passenger Service:
  Revenue passengers carried
    (in thousands)                              253          293          475          579
  Revenue passenger miles
    (in thousands) (RPMs) (1)               706,595      790,322    1,277,072    1,566,084
  Available seat miles
    (in thousands) (ASMs) (2)               959,510    1,098,858    1,763,988    2,179,323
  Passenger load factor (3)                   73.64%       71.92%       72.40%       71.86%
  Yield per RPM (4)                        $  .0779   $    .0709   $    .0766   $    .0712
  Block hours flown (5)                       4,530        5,160        8,338       10,375
  Operating expense per ASM (6)            $  .0464   $    .0492   $    .0498   $    .0512
  Revenue per block hour (7)               $ 12,156   $   10,860   $   11,735   $   10,754
  Variable expense per block hour (8)      $  8,655   $    9,471   $    8,898   $    9,773

Commercial Charter Service:
  Block hours flown (5)                       5,973        5,470        8,593        6,774
  Revenue per block hour (7)               $  6,443   $    6,905   $    6,577   $    6,806
  Variable expense per block hour (8)      $  3,448   $    3,838   $    3,484   $    4,078

Military Charter Service:
  Block hours flown (5)                       1,387        1,399        2,694        2,869
  Revenue per block hour (7)               $ 11,723   $   11,092   $   11,793   $   10,914
  Variable expense per block hour (8)      $  6,226   $    8,067   $    7,529   $    8,212

Cargo Service:
  Block hours flown (5)                         198          620          239        1,647
  Revenue per block hour (7)               $  3,293   $    4,492   $    4,042   $    4,336
  Variable expense per block hour (8)      $  2,094   $    2,004   $    1,804   $    2,043

Total:
  Block hours flown (5)                      12,088       12,649       19,864       21,665
  Revenue per block hour (7)               $  9,138   $    8,863   $    9,419   $    9,053
  Variable expense per block hour (8)      $  5,695   $    6,514   $    6,285   $    7,198
  Average hours of daily utilization (9)       14.8          9.4         11.4          8.5
  Employees (at period-end)                   1,565        1,665        1,565        1,665
  Number of aircraft in service
    (at period-end)                              17*          18*          17*          18*
*One cargo aircraft temporarily out of service for mandatory modifications.

_________________
(1) "Revenue passenger miles" or "RPMs" represent the number of miles flown by revenue passengers.
(2) "Available seat miles" or "ASMs" represent the number of seats available for passengers multiplied by the number of miles those seats are flown.
(3) "Passenger load factor" represents revenue passenger miles divided by available seat miles.
(4) "Yield per RPM" represents total revenue from scheduled passenger service divided by revenue passenger miles.
(5) "Block hours" represent the period of time between the aircraft's departure from the place where it is parked to its arrival at its destination.
(6) "Operating expense per ASM" represents certain direct variable costs for scheduled passenger service, which include passenger liability insurance, catering, crew costs, fuel, landing and handling fees, maintenance, navigation fees, "power by the hour" rent, plus marketing and reservations, and an allocation of other fixed costs based on block hours, divided by total scheduled passenger service ASMs.
(7) "Revenue per block hour" represents total revenue from scheduled passenger service, commercial charter service, military charter service and cargo service divided by total block hours flown.
(8) "Variable expense per block hour" represents total direct variable costs, which include passenger liability insurance, catering, crew costs, commissions, fuel, landing and handling fees, maintenance, navigation fees and insurance and "power by the hour" rent, divided by block hours.
(9) "Average hours of daily utilization" represents the actual number of block hours per aircraft per operating day.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
Such statements incorporate assumptions that entail uncertainties and unknown risks. A variety of factors may cause the actual results and performance of the Company or industry to differ materially from any future results or performance expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic conditions affecting the industry and the Company; competition within the industry; changes in consumer preferences; regulatory changes; and political, social and economic conditions in key markets.

RESULTS OF OPERATIONS

For the three-month period ended June 30, 1997 (the "1997 Second Quarter"), the Company recorded an operating profit of $9.5 million and a net income of $3.6 million, or $0.23 per share. This compares with an operating profit of $5.1 million and a net income of $2.9 million, or $0.19 per share, for the three-month period ended June 30, 1996 (the "1996 Second Quarter"). For the six-month period ended June 30, 1997 (the "1997 First Half"), the Company reported an operating profit of $2.4 million versus an operating loss of $8.0 million in the six-month period ended June 30, 1996 (the "1996 First Half"). The net loss in the 1997 First Half was $1.8 million, or $0.12 per share, versus a net loss of $5.2 million, or $0.34 per share, in the 1996 First Half.

OPERATING REVENUES. The Company's operating revenues for the 1997 Second Quarter declined by 1.2% to $112.6 million compared with operating revenues of $113.9 million in the 1996 Second Quarter. Operating revenues for the 1997 First Half decreased $9.1 million, or 4.6%, to $190.6 million from $199.7 million for the 1996 First Half.

The decline in both periods occurred in scheduled passenger services where scheduled passenger traffic (as measured in revenue passenger miles) in the 1997 Second Quarter decreased by 10.6% on a decline in capacity (as measured in available seat miles) of 12.7%. These declines were due primarily to the cessation of scheduled service to Brazil and between Miami and San Juan as well as a reduction in domestic scheduled service. Load factor was 73.6% in the 1997 Second Quarter compared with 71.9% in the 1996 Second Quarter. Load factor declines in domestic services, primarily to Los Angeles and San Francisco, were offset by improvements in other markets. Passenger service yield (measured in revenue per passenger mile) rose by 9.9% versus last year. Commercial charter revenue increased by 1.9% versus last year. Military charter revenue was flat versus 1996 while cargo charter revenue declined sharply with reduced aircraft utilization due to earlier than expected heavy maintenance repair on one of the Company's two cargo aircraft. In addition, the Company's other cargo aircraft was grounded beginning in the 1996 First Quarter to comply with newly restrictive Airworthiness Directive ("AD") requirements. Nine cargo aircraft owned by other carriers are also subject to the same AD requirement. The return of the grounded aircraft to full service is awaiting FAA approval of a repair program. The Company expects to generate cargo charter revenue in the third quarter from new charter contracts.

OPERATING EXPENSES. The Company's operating expenses for the 1997 Second Quarter decreased $5.7 million, or 5.2%, to $103.1 million from $108.8 million for the 1996 Second Quarter. Operating expenses, excluding fuel and depreciation, declined by 7.9% in the 1997 Second Quarter while block hours declined by 4.4%. Operating expenses for the 1997 First Half decreased $19.6 million, or 9.4%, to $188.2 million from $207.7 million for the 1996 First Half. Operating expenses, excluding fuel and depreciation, declined by 13.5% in the 1997 First Half versus the 1996 First Half while block hours declined by 8.3%. The significant reduction in operating expenses in excess of the capacity reductions is the result of the Company's cost cutting efforts that have been directed towards renegotiation of service contracts, fixed cost reductions, improved cost controls and operational enhancements.

Aircraft fuel expenses for the 1997 Second Quarter decreased $2.3 million, or 12.9%, to $15.5 million from $17.8 million for the 1996 Second Quarter. Aircraft fuel expenses for the 1997 First Half decreased $3.5 million, or 9.9%, to $32.3 million from $35.8 million for the 1996 First Half. The decreases in both periods resulted primarily from a 12.0% reduction in consumption partially offset by a change due to higher wet lease activities in which the lessee pays all fuel costs. The average fuel price in the 1997 Second Quarter was flat versus the 1996 Second Quarter while the average price in the 1997 First Half increased by 4.8% versus the 1996 First Half.

Flight equipment rentals and insurance expenses for the 1997 Second Quarter increased $1.2 million, or 23.9%, to $6.4 million from $5.2 million for the 1996 Second Quarter. Flight equipment rentals and insurance expenses for the 1997 First Half increased $1.1 million, or 10.2%, to $11.3 million from $10.3 million for the 1996 First Half. The increases in both periods were attributable to an increase in aircraft rental due to the sale and leaseback of three Boeing 747 aircraft in October 1996 and charges associated with the rental of additional engines to support the Company's fleet during the 1997 First Half.

Maintenance costs for the 1997 Second Quarter increased $1.6 million, or 14.4%, to $12.7 million from $11.1 million for the 1996 Second Quarter. Maintenance costs for the 1997 First Half decreased $0.8 million, or 3.8%, to $20.7 million from $21.5 million for the 1996 First Half. The decreases in both periods were due to the lower level of flying and the impact of the Company's cost cutting efforts.

Crew costs and other expenses for the 1997 Second Quarter were slightly below the 1996 Second Quarter at $7.6 million. Crew costs and other expenses for the 1997 First Half decreased $1.4 million, or 9.6%, to $13.1 million from $14.5 million for the 1996 First Half. The decreases in both periods were primarily due to decreases in block hours flown, improved crew management and renegotiated hotel contracts at various locations.

Aircraft and traffic servicing expenses for the 1997 Second Quarter decreased $3.3 million, or 17.1%, to $15.9 million from $19.2 million for the 1996 Second Quarter. Aircraft and traffic servicing expenses for the 1997 First Half decreased $8.9 million, or 22.7%, to $30.5 million from $39.4 million for the 1996 First Half. The decreases in both periods were attributable to the lower level of flying in scheduled passenger services and a significant cost reduction due to self handling of deicing, and renegotiated ground handling contracts.

Passenger servicing expenses for the 1997 Second Quarter decreased $3.8 million, or 26.2%, to $10.7 million from $14.4 million for the 1996 Second Quarter. Passenger servicing expenses for the 1997 First Half decreased $5.4 million, or 20.8%, to $20.6 million from $26.1 million for the 1996 First Half. The decreases in both periods were the result of the decline in total block hours and the impact of the Company's cost cutting efforts which included a rationalization of its domestic food service resulting in reduced catering costs.

Promotion, sales and commission expenses for the 1997 Second Quarter decreased $1.4 million, or 7.6%, to $16.9 million from $18.3 million for the 1996 Second Quarter. Promotion, sales and commission expenses for the 1997 First Half decreased $4.1 million, or 13.1%, to $27.3 million from $31.4 million for the 1996 First Half. The decreases in both periods were primarily due to the avoidance of higher commission expenses in 1996 relating to the Bombay route (which was discontinued in March 1996) and the lower level of flying in scheduled passenger service during the 1997 First Half.

General and administrative expenses for the 1997 Second Quarter decreased $0.7 million, or 13.5%, to $4.7 million from $5.4 million for the 1996 Second Quarter. General and administrative expenses for the 1997 First Half decreased $1.1 million, or 10.7%, to $9.4 million from $10.6 million for the 1996 First Half. The decreases in both periods were the result of the Company's cost cutting efforts.

Depreciation and amortization expenses for the 1997 Second Quarter increased $3.0 million, or 30.5%, to $12.7 million from $9.7 million for the 1996 Second Quarter. Depreciation and amortization expenses for the 1997 First Half increased $4.7 million, or 25.7%, to $22.9 million from $18.2 million for the 1996 First Half. The increases in both periods were principally due to the purchase of six spare engines, capitalized engine overhauls and heavy airframe maintenance during the 1997 First Half.

OTHER EXPENSES AND INCOME. Interest expense for the 1997 Second Quarter increased $0.7 million, or 34.3%, to $3.0 million from $2.3 million for the 1996 Second Quarter. Interest expense for the 1997 First Half increased $2.2 million, or 62.6%, to $5.8 million from $3.6 million for the 1996 First Half. The increases in both periods reflects a higher average outstanding debt balance in 1997, resulting from the use of the line of credit established in December 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital and capital expenditure requirements with cash flow generated from operations and through lease, debt and equity financing.

The Company's cash, cash equivalents and certificates of deposit at June 30, 1997 and December 31, 1996 were $6.3 million and $3.2 million, respectively. The Company generated cash from operations for the 1997 First Half and 1996 First Half of $22.7 million and $0.1 million, respectively.

Net cash used in investing activities was $34.6 million for the 1997 First Half compared with $5.5 million for the 1996 First Half. The Company's expenditures for flight equipment were $32.9 million for the 1997 First Half compared with $29.2 million for the 1996 First Half. Expenditures for flight equipment in the 1997 First Half included the purchase of six spare engines, capitalized engine overhauls and heavy airframes maintenance.

As of June 30, 1997, the Company had negative working capital of $111.2 million compared to negative working capital of $84.2 million as of December 31, 1996. Historically, the Company has operated with a working capital deficit.

The Company established a new $12.5 million secured line of credit with a financial institution in December 1996. The interest rate on this borrowing line is the base rate, as defined, plus 1% (9.50% at June 30, 1997). The line was further increased to $18.0 million in January 1997 and then to $20.0 million in March 1997. The credit line is secured by trade receivables and inventory. This agreement expired in June 1997 and has been further extended to September 1997. The $20.0 million credit line declines by $2.0 million approximately every two weeks from July 14, 1997 through September 7, 1997, and declines to $0 after September 15, 1997. The Company is negotiating an extension of this $20.0 million line beyond September 1997 with this institution as well as other institutions. Extension of this line and the development of other sources of capital is critical for the funding of working capital needs and capital expenditures in the winter months. The Company believes that cash generated from operations, in conjunction with this and additional debt financing as required, will be sufficient to finance the Company's working capital needs for its existing business, as well as for planned capital expenditures and expected debt repayments for the next year.

The Company borrowed $1.0 million from its Chairman in June 1997, using one JT9D engine as collateral, at a rate of 1.5% above LIBOR. During early August 1997, the repayment of this note, as well as $1.5 million remaining to be paid on four other engines pledged to another institution, was made from proceeds of a loan of $9.0 million that has been established with a financial institution secured by eight JT9D engines. The note on this borrowing carries an interest rate of prime plus 2.75% and has a term of 18 months.

The Company has been negotiating revised payment terms with vendors and other creditors for settlement of current obligations, some of which are secured. Payment agreements have been made with all major vendors and with several other vendors.

In an effort to conserve cash, the Company did not pay a cash dividend during the six months ended June 1997.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          None.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The only changes in legal proceedings as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and in the Company's Form 10-Q for the quarterly period ended March 31, 1997 are the following:

     (1)  In the Tennessee state court action, Federal Express Corporation v.
                                               ------------------------------
Tower Air, Inc., the plaintiff has filed an amended complaint and the Company
----------------
has filed a motion to dismiss for lack of jurisdiction.

     (2)  The Texas state court action, Dee Howard Company v. Tower Air, Inc.,
                                        --------------------------------------
has been settled. The Company has agreed to pay plaintiff $745,000 in five equal monthly installments beginning August 1997.

     (3)  The Company is a defendant in Solar Travel v. Tower Air, Inc., filed
                                        --------------------------------
on March 24, 1997 in the United States District Court for the Eastern District of New York, in which the plaintiff seeks $20 million in compensatory and punitive damages for breach of contract and related claims as the Company's general sales agent in India. The Company has denied plaintiff's allegations and counterclaimed for $25 million in compensatory and punitive damages resulting from the plaintiff's failure to perform its duties under the general sales agent contract. Plaintiff's answer to the Company's Counterclaim has not yet been filed.

     (4) On or about August 8, 1997, UNC Camco, Incorporated, d/b/a/ UNC Accessory Services and its affiliates (collectively "UNC") filed and served a lawsuit in the Superior Court for the State of Delaware in and for New Castle County. The Complaint, entitled UNC Camco, Incorporated, et al. v. Tower Air,
                                ---------------------------------------------
Inc., contains eighteen counts, alleging breach of contract and seeking damages
----
of approximately $906,000. Alternatively, the Complaint seeks recovery on theories of quantum meruit or unjust enrichment. The Company believes that it has good defenses to the claims and has substantial Counterclaims against the plaintiffs in amounts equal to or exceeding the amounts sought in the Complaint. The Company has not yet answered the Complaint, but intends to defend itself and pursue its Counterclaims vigorously.

     (5)  On April 16, 1997, in the New York state court action, Hart to Hart
                                                                 ------------
Aircraft Detailing, Inc. v. Tower Air, Inc., pursuant to a stipulation, the
-------------------------------------------
plaintiff voluntarily withdrew a cause of action that alleged that the termination of the Contract resulted from certain complaints by the plaintiff. Such stipulation was entered into by the Company in connection with settlement negotiations which ceased in June 1997. On July 1, 1997, the Company filed its Answer to the Complaint along with Counterclaims against the plaintiff in amounts equal to or exceeding the amounts sought in the Complaint. In its Answer, the Company denied each and every allegation which might give rise to a cause of action against it. On July 14, 1997, plaintiff filed its Reply to the Company's Counterclaims in which it denied each and every allegation contained therein. The Company intends to vigorously defend itself and pursue its Counterclaims.

ITEM 2.  CHANGES IN SECURITIES.

          None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          At the Company's Annual Meeting of Stockholders on May 20, 1997, Leo-Arthur Kelmenson was elected to the Company's Board of Directors and Morris
K. Nachtomi, Stephen L. Gelband, Stephen A. Osborn, Henry P. Baer and Stanley S. Shuman were re-elected to the Company's Board of Directors. The Directors were elected by the following vote totals: Morris K. Nachtomi was elected with 12, 972,779 affirmative votes, 11,830 negative votes and no votes withheld and each of Stephen L. Gelband, Steven A. Osborn, Henry P. Baer, Stanley S. Shuman and Leo-Arthur Kelmenson were elected with 12,975,829 affirmative votes, 8,780 negative votes and no votes withheld. The proposal to ratify the appointment of Ernst & Young LLP as auditors for the fiscal year ending December 31, 1997 was approved by a vote of 12,909,800 affirmative votes, 71,695 negative votes and 3,114 votes withheld.

ITEM 5.   OTHER INFORMATION.

          Subsequent to his reelection, Stanley S. Shuman resigned as a member of the Company's Board of Directors for personal reasons.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

            (a)      Exhibit 10 (13).  Heller Financial, Inc. - Third Amendment
                                       to Loan and Security Agreement, Dated
                                       June 16, 1997

            (b)      Exhibit 27.       Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Tower Air, Inc.
                                          (Registrant)


Date:  August 14, 1997                    /s/  Morris K. Nachtomi
                                          --------------------------------------
                                          Morris K. Nachtomi
                                          President, Chief Executive Officer
                                          and Chairman of the Board of Directors
                                          (Principal Executive Officer)


Date:  August 14, 1997                    /s/  Ramesh Punwani
                                          --------------------------------------
                                          Ramesh Punwani
                                          Chief Financial Officer and
                                          Vice President-Finance (Principal
                                          Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT                                                               FILING
NUMBER          DESCRIPTION OF EXHIBIT                                METHOD
-------         ----------------------                                ------

10(13)          Heller Financial Inc. - Third Amendment to Loan       Electronic
                and Security Agreement, Dated June 16, 1997

27              Financial Data Schedule                               Electronic