Form 10-Q
period 1997-09-30
TOWER AIR INC
filed 1997-11-14
CIK 778718

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

               For the quarterly period ended September 30, 1997

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

            Yes  X         No
                ---           ---

     As of October 31, 1997, there were 15,290,006 shares of Common Stock, par value $.01 per share, outstanding.

--------------------------------------------------------------------------------
                              Page 1 of  16  pages

                                TOWER AIR, INC.
                              REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                     INDEX

                                                                                 Page
                                                                                 ----
Part I.    Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1997
             and December 31, 1996............................................    3

           Statements of Operations for the three months and nine months ended
             September 30, 1997 and 1996......................................    4

           Statements of  Cash Flows for the nine months ended September 30,
             1997 and 1996....................................................    5

           Notes to Financial Statements......................................    6

           Selected Operating Data............................................    8

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................    9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........   13

Part II.   Other Information..................................................   14

Signatures....................................................................   16

Part I  Financial Information

Item 1. Financial Statements

                                TOWER AIR, INC.
                                BALANCE SHEETS
                       (In thousands, except share data)

                                                                      September 30,    December 31,
                                                                         1997             1996
                                                                      (Unaudited)        (Note)
                                                                     ------------     -----------
ASSETS
------

Current Assets:
  Cash and cash equivalents                                           $     4,976     $     2,968
  Certificates of deposit, at cost,
    which approximates market                                               2,682             275
  Receivables, net                                                         23,201          27,912
  Income tax receivable                                                        --           6,397
  Prepaid expenses and other current assets                                 4,124           5,102
                                                                      -----------     -----------
       Total current assets                                                34,983          42,654

Property and Equipment, at cost:
  Flight equipment                                                        373,151         321,240
  Ground property and equipment                                            32,622          32,285
                                                                      -----------     -----------
                                                                          405,773         353,525
  Less accumulated depreciation and amortization                          171,548         135,467
                                                                      -----------     -----------
                                                                          234,225         218,058

Other Assets                                                                5,185           2,543
                                                                      -----------     -----------
                                                                      $   274,393     $   263,255
                                                                      ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Notes payable                                                       $    14,137     $     4,545
  Accounts payable                                                         41,291          46,958
  Accrued liabilities                                                      29,543          40,043
  Air traffic liability                                                    19,096          18,010
  Current maturities of long-term debt (Note 2)                            30,819          17,294
                                                                      -----------     -----------
       Total current liabilities                                          134,886         126,850

Long-Term Debt (Note 2)                                                    59,817          67,716
Deferred Income Taxes                                                      17,977          13,545
Deferred Rent                                                               1,744           1,828

Stockholders' Equity (Note 3):
  Preferred stock, $.01 par value;
    5,000,000 shares authorized; none issued                                  --              --
  Common stock, $.01 par value;
    35,000,000 shares authorized;
    15,500,006 issued                                                         155             155
  Additional paid-in capital                                               43,885          43,885
  Retained earnings                                                        17,440          10,787
  Less treasury stock, at cost (210,000 shares)                             1,511           1,511
                                                                      -----------     -----------
       Total stockholders' equity                                          59,969          53,316
                                                                      -----------     -----------
                                                                      $   274,393     $   263,255
                                                                      ===========     ===========

See accompanying notes to financial statements.
Note: The Balance Sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                                TOWER AIR, INC.
                            STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)


                                                   Three Months Ended             Nine Months Ended
                                                      September 30,                 September 30,
                                                 ------------------------      ------------------------
                                                    1997           1996           1997           1996
                                                 ---------      ---------      ---------      ---------
Operating Revenues:
   Scheduled Passenger Service                   $ 102,545      $  91,600      $ 200,389      $ 203,176
   Commercial Charter Service                       34,265         31,796         90,779         77,897
   Military Charter Service                         15,952         19,527         47,723         50,839
   Cargo Service                                     6,387          3,513          7,353         10,654
   Other                                             3,111          2,422          6,602          6,026
                                                 ---------      ---------      ---------      ---------
      Total operating revenues                     162,260        148,858        352,846        348,592

Operating Expenses:
   Fuel                                             30,660         31,021         62,943         66,842
   Flight equipment rentals and insurance            6,761          5,912         18,086         16,186
   Maintenance                                      14,938         19,494         35,650         41,033
   Crew costs and other                              7,243          6,658         20,364         21,165
   Aircraft and traffic servicing                   26,527         27,782         57,003         67,184
   Passenger servicing                              16,466         19,366         37,107         45,421
   Promotion, sales and commissions                 23,186         18,719         50,458         50,085
   General and administrative                        4,977          5,453         14,416         16,019
   Depreciation and amortization                    13,875         10,974         36,754         29,171
                                                 ---------      ---------      ---------      ---------
      Total operating expenses                     144,633        145,379        332,781        353,106
                                                 ---------      ---------      ---------      ---------

Operating Income (Loss)                             17,627          3,479         20,065         (4,514)

Other (Income) Expenses:
   Other (income) expense                             (125)             3           (143)            18
   Interest expense                                  3,313          2,362          9,122          5,935
                                                 ---------      ---------      ---------      ---------
      Total other expenses                           3,188          2,365          8,979          5,953
                                                 ---------      ---------      ---------      ---------

Income (Loss) Before Income Taxes                   14,439          1,114         11,086        (10,467)
   Income Tax Provision (Benefit)                    5,944          2,710          4,433         (3,660)
                                                 ---------      ---------      ---------      ---------

Net Income (Loss)                                $   8,495      $  (1,596)     $   6,653      $  (6,807)
                                                 =========      =========      =========      =========

Net Income (Loss) Per Share                      $    0.56      $   (0.10)     $    0.44      $   (0.45)
                                                 =========      =========      =========      =========

Weighted Average Shares Outstanding                 15,290         15,290         15,290         15,290
                                                 =========      =========      =========      =========

See accompanying notes to financial statements

                                TOWER AIR, INC.
                           STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)


                                                                        Nine Months Ended September 30,
                                                                    --------------------------------------
                                                                           1997                 1996
                                                                    ----------------      ----------------
Cash Flows From Operating Activities:
   Net Income (Loss)                                                $          6,653      $         (6,807)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
          Depreciation and amortization                                       36,754                29,171
          Provision for doubtful accounts                                        221                  (589)
          Deferred income taxes                                                4,433                (3,060)
          Deferred rent                                                          (84)                  209
          (Gain) Loss on disposal of property and equipment                       15                  (152)
          Changes in operating assets and liabilities:
              Receivables                                                      4,490                  (291)
              Income tax receivable                                            6,397                    --
              Prepaid expenses and other assets                               (1,641)               (3,044)
              Accounts payable and accrued liabilities                        (7,622)               13,383
              Air traffic liability                                            1,086                  (820)
                                                                    ----------------      ----------------
   Net cash provided by operating activities                                  50,702                28,000


Cash Flows From Investing Activities:
   Purchase of flight equipment                                              (51,494)              (41,240)
   Purchase of ground property and equipment                                    (337)               (2,433)
   Proceeds from sale of property and equipment                                  100                   191
   Proceeds from insurance company                                                --                25,000
   (Increase) decrease in certificates of deposit                             (2,407)                   75
                                                                    ----------------      ----------------
   Net cash used in investing activities                                     (54,138)              (18,407)


Cash Flows From Financing Activities:
   Proceeds from borrowings                                                  350,955                22,626
   Principal payments on borrowings                                         (344,945)              (27,285)
   Payment of cash dividends                                                      --                (1,835)
   Other                                                                        (566)                 (983)
                                                                    ----------------      ----------------
   Net cash provided by (used in) financing activities                         5,444                (7,477)
                                                                    ----------------      ----------------

   Net increase in cash and cash equivalents                                   2,008                 2,116
   Cash and cash equivalents at beginning of period                            2,968                 3,521
                                                                    ----------------      ----------------
   Cash and cash equivalents at end of period                       $          4,976      $          5,637
                                                                    ================      ================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                         $          8,984      $          5,866
   Cash paid during the period for income taxes                     $             42      $            441

Supplemental Schedule of Noncash Investing and
Financing Activities:
      Purchase of flight equipment accrued but not paid             $          6,967      $          1,595
      Purchase of flight equipment financed through debt            $          9,208      $         57,600


See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared by Tower Air, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. These interim financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months and the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year.


2.  Long-Term Debt

In November 1996, the Company borrowed $2,000,000 from a commercial financial institution. The note bears interest at 10.27% and is due December 1997. In January 1997, the Company borrowed an additional $2,000,000 from the same commercial financial institution also at the same interest rate of 10.27% and also due December 1997. The notes required monthly interest payments of approximately $30,000 through June 1997. Commencing July 1997, the notes require monthly principal and interest payments of approximately $700,000 through December 1997.

In February 1997, the Company purchased six engines for an aggregate purchase price of $11,900,000. In connection with this purchase, the Company agreed to exchange with seller engines with an aggregate value of $1,800,000 and issue to the seller $1,100,000 of credits toward the purchase of parts for aircraft and engine from the Company. In addition, the Company issued a $9,000,000 promissory note to the seller which bears an interest rate of prime plus 2.75% and is payable over a term of twenty-four months. However, in May 1997, the Company amended this agreement and purchased only four engines with an aggregate purchase price of $7,700,000, exchanged with the seller engines with an aggregate value of $1,200,000, and issued to the seller $633,333 of credits towards its purchase of parts for aircraft and engine from the Company. In connection with this amended agreement, the amount of the promissory note was reduced to $5,867,000 of which $4,155,555 is outstanding at September 30, 1997. The amount for exchange engines was paid by the Company in lieu of exchanging engines. However, the amount for purchase credits of aircraft and engine parts remains unpaid.

In March 1997, the Company purchased two engines for an aggregate purchase price of $2,600,000. The Company paid this amount with interest in June 1997.

In June 1997, the Company borrowed $1,000,000 from its Chairman and paid back this amount with interest in August 1997.

In August 1997, the Company borrowed $9,000,000 from a commercial financial institution. This loan bears interest rate at prime plus 2.75% due in monthly installments through February 1999. In connection with this loan, the Company collateralized eight Pratt & Whitney JT9D engines.

In connection with the $12,500,000 secured line of credit established by the Company with a commercial financial institution in December 1996, which was increased to $18,000,000 in January 1997 and then to $20,000,000 in March 1997, the Company further increased the line of credit in September 1997, to $25,000,000 for two years. The line of credit is secured by trade receivables and inventory and the interest rate is prime plus 0.75% (9.25% at September 30, 1997).

3.  Stockholders' Equity

In an effort to conserve cash, the Company did not pay a cash dividend on the Common Stock during the nine months ended September 1997.

4.  Income Taxes

Income taxes are calculated at the estimated annual effective tax rate, which differs from the federal statutory rate of 35%, primarily due to the effect of state income taxes and certain nondeductible items.

                                TOWER AIR, INC.
                            SELECTED OPERATING DATA
                                  (Unaudited)

                                                       Three Months Ended                     Nine Months Ended
                                                          September 30,                          September 30,
                                              -----------------------------------      ----------------------------------
                                                    1997                 1996               1997                1996
                                              --------------       --------------      --------------      --------------
Scheduled Passenger Service:
  Revenue passengers carried
    (in thousands)                                       471                  406                 946                 984
  Revenue passenger miles
    (in thousands) (RPMs) (1)                      1,364,217            1,169,585           2,641,289           2,735,669
  Available seat miles
    (in thousands) (ASMs) (2)                      1,657,196            1,600,696           3,421,184           3,780,019
  Passenger load factor (3)                            82.32%               73.07%              77.10%              72.37%
  Yield per RPM (4)                           $        .0752       $        .0783      $        .0759      $        .0743
  Block hours flown (5)                                7,668                7,617              16,006              17,992
  Operating expense per ASM (6)               $        .0512       $        .0517      $        .0507      $        .0518
  Revenue per block hour (7)                  $       13,373       $       12,026      $       12,520      $       11,293
  Variable expense per block hour (8)         $       11,091       $        9,853      $        9,948      $        9,807

Commercial Charter Service:
  Block hours flown (5)                                3,232                2,861              11,825               9,635
  Revenue per block hour (7)                  $       10,602       $       11,114      $        7,677      $        8,085
  Variable expense per block hour (8)         $        7,634       $        8,965      $        4,618      $        5,530

Military Charter Service:
  Block hours flown (5)                                1,279                1,540               3,973               4,409
  Revenue per block hour (7)                  $       12,472       $       12,680      $       12,012      $       11,531
  Variable expense per block hour (8)         $        8,157       $        8,533      $        7,731      $        8,324

Cargo Service:
  Block hours flown (5)                                  925                  889               1,164               2,536
  Revenue per block hour (7)                  $        6,905       $        3,952      $        6,317      $        4,201
  Variable expense per block hour (8)         $        6,363       $        2,400      $        5,427      $        2,168

Total:
  Block hours flown (5)                               13,104               12,907              32,968              34,572
  Revenue per block hour (7)                  $       12,145       $       11,345      $       10,502      $        9,909
  Variable expense per block hour (8)         $        9,321       $        8,985      $        7,492      $        7,865
  Average hours of daily utilization (9)                10.4                  9.7                 9.9                 8.9
  Employees (at period-end)                            1,616                1,748               1,616               1,748
  Number of aircraft in service
     (at period-end)                                     17*                  17*                 17*                 17*

 *One cargo aircraft temporarily out of service for mandatory modifications.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Special Note Regarding Forward-looking Statements:

Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1996.
Such statements incorporate assumptions that entail uncertainties and unknown risks. A variety of factors may cause the actual results and performance of the Company or industry to differ materially from any future results or performance expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic conditions affecting the industry and the Company; competition within the industry; changes in consumer preferences; regulatory changes; and political, social and economic conditions in key markets.

Results of Operations

For the three-month period ended September 30, 1997 (the "1997 Third Quarter"), the Company recorded an operating profit of $17.6 million and a net income of $8.5 million, or $.56 per share. This compares with an operating income of $3.5 million and a net loss of $1.6 million, or $.10 per share, for the three-month period ended September 30, 1996 (the "1996 Third Quarter"). For the nine-month period ended September 30, 1997 (the "1997 Nine-Month Period"), the Company reported an operating profit of $20.1 million versus an operating loss of $4.5 million in the nine-month period ended September 30, 1996 (the "1996 Nine-Month Period"). The net income in the 1997 Nine-Month Period was $6.7 million, or $.44 per share, versus a net loss of $6.8 million, or $.45 per share, in the 1996 Nine-Month Period.

Operating Revenues. The Company's operating revenues for the 1997 Third Quarter increased by $13.4 million, or 9.0% to $162.3 million compared with operating revenues of $148.9 million in the 1996 Third Quarter. Operating revenues for the 1997 Nine-Month Period increased $4.3 million, or 1.2%, to $352.8 million from $348.6 million for the 1996 Nine-Month Period.

The increase in operating revenues occurred in scheduled passenger service where the load factor increased to 82.3% in the 1997 Third Quarter compared with 73.1% in the 1996 Third Quarter. Load factor increases were experienced in all markets as traffic (measured in revenue passenger miles) rose by 16.6% on a 3.5% increase in capacity (measured in available seat miles). Passenger yield declined by 4% in the 1997 Third Quarter versus the 1996 Third Quarter. The resulting revenue per available seat mile rose by 8.2% in the 1997 Third Quarter versus the 1996 Third Quarter.

Commercial charter revenue for the 1997 Third Quarter increased by $2.5 million, or 7.8%, to $34.3 million from $31.8 million for the 1996 Third Quarter. Military charter revenue for the 1997 Third Quarter decreased by $3.6 million, or 18.3%, to $16.0 million from $19.5 million for the 1996 Third Quarter.
Cargo charter revenue increased from $3.5 million to $6.4 million in the 1997 Third Quarter due, in part, to the operation of more full charters versus wet leases (in which all direct costs are assumed by the lessee except for aircraft, crew, maintenance and insurance). One of the Company's two cargo aircraft remains grounded to comply with newly restrictive Airworthiness Directive ("AD") requirements. Nine cargo aircraft owned by other carriers are also subject to the same AD requirement. The return of the grounded aircraft to full service is awaiting FAA approval of a repair program. The Company has also contracted for the conversion of one passenger aircraft to cargo configuration by early 1998 to service a recently announced cargo contract.

Operating Expenses. The Company's operating expenses for the 1997 Third Quarter decreased $0.7 million, or 0.5% to $144.6 million from $145.4 million for the 1996 Third Quarter. Operating expenses, excluding fuel and depreciation, declined by 3.2% in the 1997 Third Quarter while block hours increased by 1.5%. Operating expenses for the 1997 Nine-Month Period decreased $20.3 million, or 5.8%, to $332.8 million from $353.1 million for the 1996 Nine-Month Period. Operating expenses, excluding fuel and depreciation, decreased by 9.3% in the 1997 Nine-Month Period versus the 1996 Nine-Month Period while block hours decreased by 4.6%. The significant reduction in operating expenses in excess of the capacity reductions is the result of the Company's efforts to improve financial controls that have been directed towards renegotiation of service contracts, fixed cost reductions and operational enhancements.

Aircraft fuel expenses for the 1997 Third Quarter decreased $0.4 million, or 1.2%, to $30.7 million from $31.0 million for the 1996 Third Quarter. Aircraft fuel expenses for the 1997 Nine-Month Period decreased $3.9 million, or 5.8%, to $62.9 million from $66.8 million for the 1996 Nine-Month Period. The decreases in the 1997 Third Quarter resulted from a 6% reduction in price, partially offset by an increase in consumption. The decreases in the 1997 Nine-Month Period resulted from a 3.1% decrease in consumption while prices remain unchanged. The decreases in both periods were partially affected by wet lease activities in which the lessee pays for all fuel costs.

Flight equipment rentals and insurance expenses for the 1997 Third Quarter increased $0.8 million, or 14.4%, to $6.8 million from $5.9 million for the 1996 Third Quarter. Flight equipment rentals and insurance expenses for the 1997 Nine-Month Period increased $1.9 million, or 11.7%, to $18.1 million from $16.2 million for the 1996 Nine-Month Period. The increases in both periods resulted from an increase in aircraft rental due to the sale and leaseback of three Boeing 747 aircraft in October 1996 and charges associated with the rental of additional engines to support the Company's fleet in 1997.

Maintenance costs for the 1997 Third Quarter decreased $4.6 million, or 23.4%, to $14.9 million from $19.5 million for the 1996 Third Quarter. Maintenance costs for the 1997 Nine-Month Period decreased $5.4 million, or 13.1%, to $35.7 million from $41.0 million for the 1996 Nine-Month Period. The decreases in the 1997 Third Quarter were due to lower level of expenses associated with components repairs and parts loan/exchanges partially offset by higher maintenance reserves associated with engine rentals required to support the Company's fleet. The decreases in the 1997 Nine-Month Period were due to the lower level of flying and the impact of the Company's cost control efforts.

Crew costs and other expenses for the 1997 Third Quarter increased $0.6 million,
or 8.8%, to $7.2 million from $6.7 million in the 1996 Third Quarter.   Crew
costs and other
expenses for the 1997 Nine-Month Period decreased $0.8 million, or 3.8%, to $20.4 million from $21.2 million for the 1996 Nine-Month Period. The increases in the 1997 Third Quarter were primarily due to an increase in block hours flown. The decreases in the 1997 Nine-Month Period were due to a decrease in block hours flown and renegotiated hotel contracts at various locations.

Aircraft and traffic servicing expenses for the 1997 Third Quarter decreased $1.3 million, or 4.5%, to $26.5 million from $27.8 million for the 1996 Third Quarter. Aircraft and traffic servicing expenses for the 1997 Nine-Month Period decreased $10.2 million, or 15.2%, to $57.0 million from $67.2 million for the 1996 Nine-Month Period. The decreases in both periods were the result of a significant cost reduction due to various renegotiated ground handling and servicing contracts. However, the decline in total block hours flown also contributed in the reduction of cost in the 1997 Nine-Month Period.

Passenger servicing expenses for the 1997 Third Quarter decreased $2.9 million, or 15.0%, to $16.5 million from $19.4 million for the 1996 Third Quarter. Passenger servicing expenses for the 1997 Nine-Month Period decreased $8.3 million, or 18.3%, to $37.1 million from $45.4 million for the 1996 Nine-Month Period. The decreases in both periods were the result of the Company's cost control efforts which included a rationalization of its domestic food service resulting in reduced catering costs and improved catering inventory controls. However, the decline in total block hours flown also contributed in the reduction of cost in the 1997 Nine-Month Period.

Promotion, sales and commission expenses for the 1997 Third Quarter increased $4.5 million, or 23.9%, to $23.2 million from $18.7 million for the 1996 Third Quarter. Promotion, sales and commission expenses for the 1997 Nine-Month Period increased $0.4 million, or 0.7%, to $50.5 million from $50.1 million for the 1996 Nine-Month Period. The increases in both periods were primarily due to higher commission expenses. For the 1997 Third Quarter, the increase was also related to higher scheduled passenger service revenues, and for the 1997 Nine-Month Period was also due to commercial charter service Hajj revenues.

General and administrative expenses for the 1997 Third Quarter decreased $0.5 million, or 8.7%, to $5.0 million from $5.5 million for the 1996 Third Quarter. General and administrative expenses for the 1997 Nine-Month Period decreased $1.6 million, or 10.0%, to $14.4 million from $16.0 million for the 1996 Nine-Month Period. The decreases in both periods were the result of the Company's cost control efforts.

Depreciation and amortization expenses for the 1997 Third Quarter increased $2.9 million, or 26.4%, to $13.9 million from $11.0 million for the 1996 Third Quarter. Depreciation and amortization expenses for the 1997 Nine-Month Period increased $7.6 million, or 26.0%, to $36.8 million from $29.2 million for the 1996 Nine-Month Period. The increases in both periods were principally due to the purchase of six spare engines, capitalized engine overhauls and heavy airframe maintenance during the 1997 Nine-Month Period.

Other Expenses and Income. Interest expense for the 1997 Third Quarter increased $1.0 million, or 40.3%, to $3.3 million from $2.4 million for the 1996 Third Quarter. Interest expense for the 1997 Nine-Month Period increased $3.2 million, or 53.7%, to $9.1 million from $5.9 million for the 1996 Nine-Month Period. The increases in both periods reflect a higher average outstanding debt balance in 1997, resulting from the use of the line of credit established in December 1996 and additional borrowing during the 1997 Third Quarter (See Note 2 to the Financial Statements for additional information regarding the financing of certain flight equipment expenditures).

Income Tax Provision. The income tax provision for the 1997 Third Quarter increased $3.2 million, or 119.3%, to $5.9 million from $2.7 million for the 1996 Third Quarter. The income tax provision for the 1997 Nine-Month Period was $4.4 million compared to the income tax benefit of $3.7 million for the 1996 Nine-Month Period. The 1997 Third Quarter income tax provision reflects a $0.7 million tax benefit to adjust the cumulative nine-month effective tax rate to the rate now expected for the full year.


Liquidity and Capital Resources

The Company has historically financed its working capital and capital expenditure requirements with cash flow generated from operations and through lease, debt and equity financing.

The Company's cash, cash equivalents and certificates of deposit at September 30, 1997 and December 31, 1996 were $7.7 million and $3.2 million, respectively. The Company generated cash from operations for the 1997 Nine-Month Period and 1996 Nine-Month Period of $50.7 million and $28.0 million, respectively.

Net cash used in investing activities was $54.1 million for the 1997 Nine-Month Period compared with $18.4 million for the 1996 Nine-Month Period. The Company's expenditures for flight equipment were $51.5 million for the 1997 Nine-Month Period compared with $41.2 million for the 1996 Nine-Month Period. Expenditures for flight equipment in the 1997 Nine-Month Period included the purchase of six spare engines, capitalized engine overhauls and heavy airframe maintenance (See Note 2 to the Financial Statements for additional information regarding the financing of certain flight equipment expenditures).

As of September 30, 1997, the Company had negative working capital of $99.9 million compared to negative working capital of $84.2 million as of December 31, 1996. Historically, the Company has operated with a working capital deficit.

The Company established a new $12.5 million secured line of credit with a commercial financial institution in December 1996. The line was increased to $18.0 million in January 1997 and then to $20.0 million in March 1997. In September 1997, the Company extended the line of credit from $20.0 million to $25.0 million for two years with the same commercial financial institution. The line of credit is secured by trade receivables and inventory, and the interest rate is prime plus 0.75% (9.25% at September 30, 1997). Under this line, $1.25 million of letters of credit have been issued to various suppliers and insurance companies. As of September 30, 1997, the Company had borrowed $14.1 million from the line of credit.

The Company believes that cash generated from operations as well as from the line of credit needs to be supplemented by additional debt financing in the fourth quarter of 1997 to finance working capital needs, capital expenditures and debt repayments. Discussions are currently in progress with financial institutions to refinance and/or restructure borrowings secured by owned assets.

The Company has been negotiating revised payment terms with vendors and other creditors for settlement of current obligations, some of which are secured. Payment agreements have been made with all major vendors and with several other vendors.

In an effort to conserve cash, the Company did not pay a cash dividend during the nine months ended September 1997.


Item 3.     Quantitative and Qualitative Disclosures about Market Risk.

                   None.

Part II.  Other Information

Item 1.   Legal Proceedings.

The only changes in legal proceedings as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and in the Company's Form 10-Q for each of the quarterly periods ended March 31, 1997 and June 30, 1997 are the following:

     (1) On or about August 8, 1997, the Company was served with a lawsuit filed in the Superior Court for the State of Delaware in and for New Castle County, entitled UNC Camco Incorporated et al. v. Tower Air, Inc. This action
                 ------------------------------------------------
seeks damages of approximately $906,000 for the value of various repair and maintenance services allegedly performed by UNC Camco and certain of its affiliates over a period of several years. The Company answered the Complaint on October 14, 1997 and asserted counterclaims against the UNC plaintiffs for, among other things, failure to repair and/or overhaul certain component parts in accordance with the manufacturer's specifications and using substandard parts. Based on the Company's investigation to date, the damages incurred by the Company as asserted in the counterclaims are equal to or exceed the damages sought in the Complaint. No formal discovery has yet been conducted in this matter.

     (2) The Company is the defendant in a New York state court action filed in September 1995, entitled Pacific Harbor Capital, Inc. v. Tower Air, Inc., in
                         ------------------------------------------------
which the plaintiff contends that one engine of an aircraft leased from it by the Company was not returned in the condition required by the lease agreement. The dispute is over which party, under the terms of the lease, is responsible for the damage. Plaintiff claims approximately $2,100,000 of which approximately $600,000 is for an engine rented during repair of the damaged engine. The case is currently in trial and is being vigorously contested by the Company.

Item 2.  Changes in Securities.

              None.

Item 3.  Defaults Upon Senior Securities.

              None.

Item 4.  Submission of Matters to a Vote of Security Holders.

              None.

Item 5.  Other Information.

              None.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)   Exhibit 10 (14)   Transamerica Business Credit Corporation -
                                  Loan and Security Agreement, Dated
                                  August 16, 1997

                Exhibit 10 (15)   Heller Financial, Inc. - Amended and Restated
                                  Loan and Security Agreement, Dated
                                  September 1, 1997

          (b)   Exhibit 27        Financial Data Schedule

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Tower Air, Inc.
                                       (Registrant)



Date: November 14, 1997                /s/ Morris K. Nachtomi
                                       -----------------------------------
                                       Morris K. Nachtomi
                                       President, Chief Executive Officer
                                       and Chairman of the Board of Directors
                                       (Principal Executive Officer)



Date: November 14 , 1997               /s/ Ramesh Punwani
                                       -----------------------------------
                                       Ramesh Punwani
                                       Chief Financial Officer and
                                       Vice President-Finance (Principal
                                       Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


     EXHIBIT                                                         FILING
     NUMBER        DESCRIPTION OF EXHIBIT                            METHOD
     ------        ----------------------                            ------
     10(14)        Transamerica Business Credit Corporation-         Electronic
                   Loan and Security Agreement, Dated
                   August 16, 1997


      10(15)       Heller Financial, Inc. - Amended and Restated     Electronic
                   Loan and Security Agreement, Dated
                   September 1, 1997


     27            Financial Data Schedule                           Electronic
