Form 10-K405
period 1997-12-31
TOWER AIR INC
filed 1998-03-30
CIK 778718

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

     HANGAR NO. 17
     J.F.K. INTERNATIONAL AIRPORT
     JAMAICA, N.Y.
         (Address of principal executive offices)                  11430
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

     The aggregate market value of the voting Common Stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price on the NASDAQ National Market) on February 27, 1998 was approximately $21,904,188. As of February 27, 1998, there were 15,319,700 shares of Common Stock, par value $.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement in connection with the registrant's 1998 Annual Meeting of Stockholders to be filed within 120 days of the close of registrant's fiscal year are incorporated by reference into Part III.

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

Tower provides primarily long-haul scheduled and charter passenger air service in diverse international and domestic markets that the Company believes can be profitably served by its fleet that consists entirely of Boeing 747 (B747) aircraft. Scheduled international passenger routes include service between New York and Tel Aviv, Israel; New York and Athens, Greece; New York and Paris, France; and from New York to and between Athens and Tel Aviv. Scheduled domestic passenger routes include service between New York and Las Vegas, Los Angeles, Miami, San Francisco, and San Juan, Puerto Rico. The Company provides charter air service for several major United States and foreign tour operators, and is a major passenger charter service provider to the United States military and the International Organization For Migration (IOM). During 1997, Tower also operated all-cargo service primarily between New York and Hong Kong. For 1998, Tower has entered into an agreement for the lease of two Tower Air cargo aircraft with crew for a period of one year with a South American cargo airline, extendible by mutual agreement. In addition, Tower provides ad hoc third party maintenance service at its JFK facility.

As of December 31, 1997, Tower operated a fleet of fifteen passenger aircraft (six B747-100s and nine B747-200s) and two cargo aircraft (B747-100s). The Company maintains offices and ground personnel in New York City, Miami, Las Vegas, Los Angeles, San Francisco, San Juan, Athens, Tel Aviv and Paris.

BUSINESS STRATEGY

The Company's principal business strategy is to provide long-haul, low-fare airline service in niche markets where the Company's low operating costs and flexible operating structure permit profitable operations. Tower implements this strategy by appealing to ethnic and family travelers in markets characterized by normally stable demand (as demonstrated by the Company's scheduled services between New York and Tel Aviv) or in markets in which seasonal fluctuations in demand justify adjusting flight frequencies (as demonstrated by the Company's expanded service between New York and Paris in the summer). Responding to predictable variations in demand, the Company also seeks to take advantage of counter-seasonal opportunities, for instance, by participating in the Hajj, a seasonal religious pilgrimage to the Middle East, and by providing year-round cargo service. The Company believes it benefits from several competitive advantages, including the following:

 . LOW COST STRUCTURE. Tower's operating costs in most markets are lower than those of its competitors. The Company maintains its low cost structure principally by tightly controlling its variable costs while also minimizing certain fixed costs by sub-contracting ground handling and heavy maintenance work. The Company achieves low labor costs through effective utilization of a mix of part-time and full-time workers. The Company also achieves savings by operating a fleet consisting entirely of B747 aircraft, which permits efficiencies in crew training, maintenance and spares inventory. The Company's low cost structure enables it to seek to increase market penetration by, among other things, offering travel agents higher commissions and to operate in price sensitive markets by using its aircraft cost-efficiently. Tower's low cost structure is demonstrated by its operating expense per scheduled service Available Seat Mile (ASM) statistics in recent years: 1997-$.0527; 1996-$.0538; 1995-$.0477; 1994-$.0463; 1993-$.0531.

 . CUSTOMER APPEAL. Tower appeals to travelers primarily by offering low fares with few or no restrictions (e.g. minimum stay or advance purchase requirements) in its scheduled service markets, and by tailoring its service to the requirements of each market. This market-focused philosophy was pioneered in the Israel market, for which Tower provides Israel-based flight attendants and Kosher meals. In the commercial charter market, Tower appeals to tour operators by providing a low per-seat cost. Tower appeals to its military customers by responding quickly to varying logistical demands. The Company emphasizes competitive prices and comfortable aircraft with service comparable to that offered by carriers with higher fares. On scheduled flights, the Company provides a business class section offering approximately 46 wide, leather covered seats and upgraded inflight services, for a fare that is generally less than business class fares charged by other carriers.

 . OPERATING FLEXIBILITY. The Company has achieved a high degree of operating flexibility due to minimal capital investment requirements and a highly flexible cost structure. Tower's fixed overhead expenses in 1997 were approximately $120.3 million, or 26.1% of revenues. The Company's flexible cost structure has been achieved through, among other measures, the efficient use of a part-time workforce, the development of flexible work rules, the outsourcing of most ground services and the ability to adjust flight routes and schedules to meet demand. The Company's operating flexibility has allowed it to respond over its 15-year operating history to fluctuating fuel costs, increasingly price-conscious consumers and the significant variability in demand experienced in certain markets such as in its charter business.

SALES AND MARKETING

Tower's marketing strategy focuses on specific profitability goals in each market. The Company's streamlined marketing structure encourages focused and timely decision-making with respect to pricing, scheduling, distribution, advertising, public relations and sales. This orientation allows Tower to pursue market opportunities which may not be apparent to, or manageable by, larger competitors, and permits Tower to adjust promptly to market conditions. Tower's services are marketed through direct sales efforts and travel intermediaries, including agents, tour operators, religious and other organizations, and interline agreements with other airlines. This strategy permits the Company to reach a broad customer base while focusing its marketing resources in a cost effective manner. The Company maintains contacts with retail and wholesale travel agencies in the United States, Puerto Rico, Israel, Greece and France.

The Company's annual advertising plan includes direct advertising through television, radio and print media to promote its product. The campaign focuses on the Company's vast experience, its fleet and low fares, and promotes the value of the service that the Company provides.

SERVICES OFFERED

The Company's business mix includes scheduled passenger service, commercial charters, military charters, cargo service, and other operations. The following table sets forth the Company's total revenues for each major service category:


                                                YEARS ENDED DECEMBER 31,
                                     --------------------------------------------------
                                          1997              1996              1995
                                     --------------    --------------    --------------
                                                      (IN MILLIONS)
Scheduled passenger service            $     267.3       $    247.2        $     270.3
Commercial charter service                   103.4             84.4              100.8
Military charter service                      67.9             64.4               87.5
Cargo service                                 13.8             14.1               24.0
Other                                          9.1              7.7                7.9
                                     --------------    -------------     ---------------
  Total operating revenues             $     461.5      $     417.8        $     490.5
                                     ==============    =============     ===============



SCHEDULED PASSENGER SERVICE

As illustrated in the above table, scheduled passenger service represents the largest portion of the Company's business and accounted for 57.9% of the Company's total revenues for the year ended December 31, 1997. The following table sets forth, for the periods indicated, the Company's scheduled passenger service in dollars and as a percentage of total operating revenues.

                                                                   YEARS ENDED DECEMBER 31,
                                          -------------------------------------------------------------------------
                                                       1997                     1996                    1995
                                          -------------------------------------------------------------------------

                                                                     (DOLLARS IN MILLIONS)
NY/Tel Aviv                                  $    112.8      24.4%    $    94.2      22.6%    $    99.2      20.2%
NY/Paris                                           24.7       5.3          23.7       5.7          26.7       5.5
NY and/or Miami/Sao Paulo/Rio de
  Janeiro (1)                                       4.2       0.9          17.7       4.2          10.9       2.2
NY/Amsterdam/Bombay (2)                              --        --           6.0       1.4          25.6       5.2
NY/Amsterdam/Delhi (3)                               --        --            --        --          13.2       2.7
Miami/Los Angeles (4)                                --        --            --        --           1.0       0.2
NY/Athens                                           8.2       1.8            --        --            --        --
NY/San Juan                                        30.7       6.7          21.2       5.1          17.7       3.6
NY/Miami                                           27.4       5.9          21.5       5.1          27.2       5.6
NY/Los Angeles                                     32.4       7.0          39.5       9.5          34.8       7.1
NY/Las Vegas                                        2.1       0.5            --        --            --        --
NY/San Francisco (5)                               24.4       5.3          19.6       4.7          11.5       2.3
Miami/San Juan(6)                                   0.4       0.1           3.3       0.8            --        --
Other (7)                                            --        --           0.5       0.1           2.5       0.5
                                          -------------------------------------------------------------------------
                                             $    267.3      57.9%    $   247.2      59.2%    $   270.3       55.1%
                                          =========================================================================


1) Service expanded in December 1995 with continuation to Rio de Janeiro. Service to Rio de Janeiro discontinued August 1996. Tower's route authority to Brazil expired in March 1997; Tower discontinued scheduled passenger service to Brazil in March 1997.
2)  Service commenced in December 1994 and discontinued in March 1996.

3)  Service commenced in April 1994 and discontinued in September 1995.
4)  Service discontinued in January 1995.
5) Service to San Francisco discontinued April 1996 and was resumed in April 1997; service to Oakland commenced April 1996 and was discontinued in March 1997.
6)  Service commenced in June 1996 and discontinued in February 1997.
7)  Includes revenues generated by certain discontinued routes.

INTERNATIONAL MARKET - Tower operated 56.1% of its scheduled passenger service, measured in 1997 revenues, between New York and various international destinations, and between Athens and Tel Aviv. The frequency of Tower's flights varies between the peak summer season and the off-season based on traffic demand.

The Israel passenger market, Tower's largest scheduled passenger service revenue source, is composed primarily of individuals and groups who travel for religious reasons, vacations or business. This market historically has been characterized by a relatively stable travel pattern. From time to time, security concerns in Israel have resulted, and may continue to result, in temporary variations in demand.

The Department of Transportation (DOT) decided not to renew Tower's route authority to Brazil and it expired on March 31, 1997. The Company discontinued all scheduled passenger service to Brazil effective March 13, 1997.

Tower was granted authority to operate scheduled service to and between Athens, Greece and Tel Aviv, Israel. The Company received this authority in March 1997, and commenced service on this route following receipt of foreign government approvals.

Tower was granted an exemption to serve New York to Cairo on July 31, 1997, a route permitted under the current US-Egypt bilateral. Tower has not yet implemented this authority.

Tower was granted an exemption to serve New York to Kiev on September 20, 1997, a route permitted under the current US-Ukraine bilateral. Tower has not yet implemented this authority.

DOMESTIC MARKET - Tower operated 43.9% of its scheduled passenger services, measured in 1997 revenues, within domestic markets.

Three major domestic routes (New York/San Juan, New York/Miami and New York/San Francisco) had higher traffic in 1997 relative to 1996.

The Company resumed non-stop flights between New York and San Francisco in April 1997.

The Company believes that by increasing its sales and marketing efforts, including continued participation in additional global distribution systems (e.g. Sabre, Amadeus, Galileo and Galileo International), it will be able to expand its overall presence in price sensitive domestic markets.

COMMERCIAL CHARTER SERVICE

The Company provides charter service to and from a number of European and South American destinations. For the year ended December 31, 1997, the charter market represented approximately 22.4% of the Company's total revenues. Charters provided to tour operators constitute a seasonal market, with the majority of passengers traveling during each country's respective summer period. Tower also supplies charter passenger service to the IOM.

The majority of the Company's commercial charter agreements are fixed-price-per-flight agreements, negotiated and contracted in advance. The Company generally establishes its pricing in such agreements based on the number of block hours required to complete a flight.

Tower's charter operations represent a potential springboard for future scheduled service operations. For example, Tower's scheduled service to Tel Aviv, Paris and Athens each developed from strong charter operations to those destinations.

Charter agreements also provide for the transport of religious pilgrims on the Hajj pilgrimage to the Middle East that occurs once a year. From March through May 1997, the Company operated nine aircraft for this purpose. The Company is operating and expects to continue operating under charter agreements with two airlines, seven aircraft from March through May 1998.

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

Between 1996 and 1997, the number of military passengers transported by the Company for AMC and MTMC decreased 9.1% from approximately 176,000 to approximately 160,000 as a result of weaker demand for military charters. For the year ended December 31, 1997, the AMC and MTMC markets represented approximately 14.7% of the Company's total revenues.

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

Military and other government flight activity has recently been, and is expected to remain, a significant part of the Company's business. Due to an agreement with United Airlines, Inc. (UAL), under which Tower acquired UAL's military entitlement for one year periods commencing October 1, 1995, 1996 and 1997, Tower's share of the military charter business continues to have the potential to increase substantially. However, the market for military charter services will be influenced by numerous factors, including changes in the overall level of defense spending.

CARGO SERVICE

In 1997, Tower operated all-cargo service primarily between New York and Hong Kong. For the year ended December 31, 1997, the cargo service market represented approximately 3.0% of the Company's total revenues. For 1998, Tower has entered into an agreement for the lease of two Tower Air cargo aircraft with crew for a period of one year with a South American cargo airline, extendible by mutual agreement. The Company's cargo aircraft fleet also enables Tower to participate in the military cargo charter market.

As of February 28, 1998, one of the Company's two cargo aircraft is temporarily out of service to satisfy a certain Airworthiness Directive requirement. In order to satisfy this requirement, the Company is still awaiting FAA-approved technical specifications.

OTHER

The Company sells available cargo space on its passenger aircraft (belly cargo) to other carriers and freight forwarders. The Company also derives revenues from in-flight sales, including sales of duty-free merchandise. In addition, since 1993, the Company has provided maintenance service to other carriers at JFK on an ad hoc basis. For the year ended December 31, 1997, belly cargo and other services contributed 2.0% of the Company's total revenues.

COMPETITION

The airline industry is highly competitive, therefore, carriers compete primarily on the basis of price, routes and service. Tower's principal competitors on scheduled passenger routes include major airlines in the United States and abroad, many of whom have greater financial resources, larger fleets and wider name recognition than the Company. Tower believes that it competes by providing a product designed to satisfy the requirements of its target customer groups and by maintaining a low-cost structure.

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

The degree of competitiveness among international airlines is restricted by limits placed on traffic capacity under government agreements. Such agreements are negotiated by governments on behalf of their nations' air carriers. In certain markets, these agreements set guidelines which determine the number of airlines and flights that are permitted to be operated, as well as departure and arrival points and pricing constraints within which airlines must operate. Airlines and flights permitted by such agreements are also limited by the scarcity of available landing slots, particularly at JFK and at certain European airports. The lack of available landing slots may be an impediment to the Company's international expansion.

In the New York/Tel Aviv market, customized services such as Israel-based flight attendants and Kosher meals have contributed to position Tower as a market leader. The Company believes it is one of the largest providers of direct scheduled passenger service between New York and Tel Aviv. The Company intends to continue offering services tailored to its different markets.

COMMERCIAL CHARTERS - Tower competes with a number of United States and international carriers in the commercial charter market. Several large scheduled airlines offer discounted seats on regularly scheduled flights to tour operators, thereby increasing competition in markets served by Tower's scheduled passenger and charter operations. Tower's charter service competes with other operators in this market based on reliability, quality of service and price.

MILITARY CHARTERS - In the market for military charter services, Tower competes with a number of U.S. air carriers, each of which is eligible to provide air travel service to the AMC and MTMC. With regard to AMC business, the majority of these participants are grouped into team arrangements, each of which bids as a unit for AMC business. The Company entered into a team arrangement with three other air carriers to bid for the government contract years covering October 1, 1995 through September 30, 1998. The Company believes that its present capacity for AMC business in conjunction with its historic operating record enables it to compete effectively in this market.

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

International air services are generally governed by a network of bilateral civil air transport agreements in which traffic rights are exchanged between governments which then select and designate air carriers authorized to exercise such rights. In the absence of a bilateral agreement, such international air services are governed by principles of comity and reciprocity. The provisions of such agreements pertaining to charter services vary considerably depending on the country. Some of the Company's scheduled international service is also subject to the provisions of bilateral agreements, which may specify the city-pair markets that may be served, restrict the number of carriers that may be designated, provide for prior approval by one or both governments of the prices the carrier proposes to charge, limit the amount of capacity to be offered in the market, and in various other ways impose limitations on the operations of air carriers, such as the Company. Most bilateral agreements to which the United States is a party permit either country to terminate the agreement upon one year's notification to the other party.

The DOT is responsible for evaluating airport security arrangements at U.S. airports and at foreign airports served by U.S. carriers, such as the Company. The DOT may prohibit service by carriers serving the U.S. to or from those airports found not to administer safe and effective security measures. At present, no airport regularly served by the Company is so affected.

As part of its consumer protection function, the DOT administers a number of specific consumer protection regulations with which the Company is required to comply and compiles and publishes statistics of consumer complaints received regarding U.S. air carriers. During calendar year 1997, a period during which the Company transported in excess of 1.93 million total passengers, the DOT recorded a total of 143 consumer complaints concerning the Company, resulting in a complaint rate of 7.42 per 100,000 passengers transported. This rate compares with an average consumer complaint rate of .94 per 100,000 passengers for all major airlines. Since December 1995, the Company has hired a consulting firm to assist in the development of customer-oriented service procedures for its station and inflight services. As these procedures take full effect, the Company believes that it will continue to reduce consumer complaints on a going-forward basis.

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

The FAA also has issued a series of Airworthiness Directives (ADs) under its "Aging Aircraft" program which are applicable to the Company's aircraft. These ADs call for extensive aircraft inspections and structural modifications to address the problems of corrosion and structural fatigue. Additional ADs applicable to the Company's aircraft could be issued in the future, generating compliance costs that cannot be estimated at this point.

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

EMPLOYEES

As of December 31, 1997, the Company had 1,969 employees (including foreign stations), 1,470 of which were full time and 499 of which were part time. The Company considers its relations with its employees to be good.

In May 1989, Tower's U.S.-based cabin attendants voted to join the Association of Flight Attendants (AFA). The Company negotiated a three-year contract with the AFA in September 1993. On March 5, 1997, the Company reached a tentative agreement to extend the contract with its U.S.-based flight attendants represented by the AFA by up to two years until September 14, 1998. The tentative agreement provides for no change in the 1993 rates of pay received by Tower flight attendants. The agreement became effective on April 11, 1997.

The Company's pilots and flight engineers are members of an in-house union, Tower Air Cockpit Crewmember Association, Inc. (TACCA). In August 1996, negotiations commenced with TACCA for a contract to replace the existing agreement dated September 1, 1993. Direct negotiations with TACCA continued until July 1997. The Association then applied for Federal mediation during the same month. Mediation is expected to continue well into 1998, however, the Company expects mediation to conclude sometime during 1998.

All Company full time employees are covered by comprehensive health and life insurance plans and all Company employees are eligible to participate in a 401(k) program. For part-time employees, the Company partially subsidizes the cost of an optional comprehensive health benefit plan.

ITEM 2.  PROPERTIES.

AIRCRAFT

As of February 28, 1998, the Company operated a fleet of seventeen B747 aircraft (fifteen passenger aircraft and two cargo aircraft). The Company is going to operate a fleet of nineteen B747 aircraft (sixteen passenger aircraft and three cargo aircraft) during or beyond March 1998. The wide body B747 is the workhorse of many of the world's flag carriers, and provides operators with high levels of passenger comfort at low seat-mile costs. The B747 is well suited for Tower's long-haul, high capacity routes and the cargo markets it serves. In addition, because the Company's fleet consists entirely of B747 aircraft, the Company benefits from efficiencies with regard to maintenance and crew training costs and spares inventories. Tower's fleet presently consists of ten owned and seven leased aircraft. One of the lease agreements is now under "power by the hour" where the basic monthly rent is determined by multiplying the airframe hours flown during the month by specified rates, as defined in the agreement, and this lease will be converted to fixed monthly rental in November 1998. Under the terms of two of the lease agreements, monthly rentals are at fixed rates, and one of these two aircraft also requires an additional rent based on flight hours flown during the month in excess of minimum monthly requirements, as defined in the agreement. Under the terms of one lease agreement which required a fixed rent rate to a rate per hour alternatively every six months until 1999 is now being converted to a freighter and the lease term is amended to fifteen years with monthly rental at a fixed rate commencing upon completion of the cargo conversion which has occurred in March 1998. In addition, three aircraft are being leased under a "sale leaseback transaction" where the monthly rentals are at fixed rates.

In November and December 1997, respectively, the Company entered into two new lease agreements with respect to two B747-200 passenger aircraft. Under the terms of these new lease agreements, monthly rentals are at fixed rates.

For the year ended December 31, 1997, the Company's average daily utilization for its aircraft was 9.6 hours per operating day, with an average flight duration of 8.6 hours.

The following table summarizes relevant data regarding the ownership, dates aircraft were placed on certificate and dates of manufacture of the aircraft operated by the Company.

                                     Date
                                 Aircraft was
                       Owned      Placed on     Date of
   Aircraft/Series     Leased    Certificate  Manufacture
   ---------------     ------    -----------  -----------
Passenger Aircraft
  B747-100               Owned          5/84         7/70
  B747-100               Owned         12/85         3/70
  B747-100               Owned         10/88         5/70
  B747-100               Owned          3/91         3/72
  B747-100               Owned          6/92         7/71
  B747-100               Leased         3/92         4/70
  B747-200               Leased         4/93         2/72
  B747-200               Leased         5/93         5/72
  B747-200               Owned          3/96         6/77
  B747-200               Owned          3/96         3/76
  B747-200               Leased        10/92         9/77
  B747-200               Leased         3/93        10/71
  B747-200               Owned          1/95         5/80
  B747-200               Leased         3/95         2/80
  B747-200*              Leased           --        11/80
  B747-200*              Leased           --        10/81
  B747-200**             Leased         2/95         6/79

Cargo Aircraft

  B747-100***            Owned          8/93           2/70
  B747-100               Owned          8/95           3/70

*  Newly acquired leased aircraft to be placed on certificate
   March 1998 and beyond.

** Converted to cargo aircraft, previously operated as passenger aircraft

***Temporarily out of service to satisfy a certain AD requirement.

For information concerning aircraft subject to liens, see Note 2 to the Financial Statements.

AIRCRAFT MAINTENANCE - The Company's maintenance and engineering facility is located at its headquarters at Hangar 17. The building can accommodate two B747 aircraft simultaneously, permitting the Company to meet its own maintenance needs and provide contracted support services to third parties on an ad hoc basis. The Company believes that its location at JFK places it in a unique position to service the ad hoc maintenance needs of the many other airlines serving the airport. In addition to its in-house maintenance capabilities, the Company out-sources certain services it is not equipped to perform or can obtain more cost effectively from other parties. The Company uses FAA certified facilities and repair stations of other major airlines for its heavy maintenance and engine overhaul requirements.

GROUND FACILITIES AND SERVICES

The Company's principal facility is its headquarters at Hangar 17 at JFK in New York. The Company rents this facility from the Port Authority of New York and New Jersey under a lease which expires in 2003. This facility is being used for executive offices and maintenance operations. The Company also entered into a lease with the Port Authority for Terminal 213 at JFK, which is adjacent to Hangar 17, and began utilization of such Terminal in November 1993. The terminal facility lease expires in 2003. The Company also leases separate sales offices in New York City, Miami, Los Angeles, Las Vegas, Tel Aviv, Paris and Athens.

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

On April 14, 1997, the Supreme Court of the United States denied Branch's Petition for Writ of Certiorari, which sought review of that affirmance.

On or about March 20, 1997, the Company received a copy of a Verified Complaint filed in the Supreme Court of the State of New York, County of Nassau. The Complaint, entitled Hart to Hart Aircraft Detailing, Inc. v. Tower Air, Inc.
                    --------------------------------------------------------
alleges that the Company improperly terminated a contract (the "Contract") with the plaintiff and failed to pay certain charges for aircraft cleaning allegedly performed by the plaintiff. The Complaint also alleges that agents of the Company defamed the plaintiff and divulged certain confidential information regarding the terms of the Contract. Finally, the Complaint alleges that the termination of the Contract resulted from certain complaints by the plaintiff. The Complaint seeks damages in excess of $2.3 million for the breach of contract claim, approximately $1.5 million on various tort theories and an unspecified amount of punitive damages. On April 16, 1997, pursuant to a stipulation, the plaintiff voluntarily withdrew a cause of action that alleged that the termination of the Contract resulted from certain complaints by the plaintiff. Such stipulation was entered into by the Company in connection with settlement negotiations which ceased in June 1997. On July 1, 1997, the Company filed its Answer to the Complaint along with Counterclaims against the plaintiff in amounts equal to or exceeding the amount sought in the complaint. The Company believes it has good defenses to each and every allegation in the Complaint and has asserted counterclaims against the plaintiff in amounts equal to or exceeding the amounts sought in the Complaint.

On or about August 8, 1997, the Company was served with a lawsuit filed in the Superior Court for the State of Delaware in and for New Castle County, entitled UNC Camco Incorporated, et. al. v. Tower Air, Inc. This action seeks damages of
--------------------------------------------------
approximately $906,000 for the value of various repair and maintenance services allegedly performed by UNC Camco and certain of its affiliates (the "UNC Plaintiffs") over a period of several years. The Company answered the Complaint on October 14, 1997 and asserted counterclaims against the UNC Plaintiffs for, among other things, failure to repair and/or overhaul certain component parts in accordance with the manufacturer's specifications and using substandard parts. No formal discovery has yet been conducted in this matter. The Court held a preliminary scheduling conference on November 24, 1997 and set a tentative trial date of February 8, 1999. Based on the Company's investigation to date, the damages incurred by the Company as asserted in the counterclaims are equal to or exceed the damages sought in the Complaint.

The Company is the defendant in a Tennessee State Court action filed August 1994, Federal Express Corporation v. Tower Air, Inc., in which plaintiff seeks
      -----------------------------------------------
$7,646,216.47 in damages alleging breach of contract, breach of duty of good faith and fair dealing, interference with contracted and business relations, procurement of breach of contract and fraud. Treble and punitive damages are also sought. The claims relate to military charter flights awarded to the Company by the Military Airlift Command (MAC) which plaintiff contends it was entitled to operate by virtue of its position in a joint venture in which the Company was involved. The Company moved for a more definite statement of plaintiff's claims and that motion was granted. Plaintiff, however, has not amended its complaint to date. This litigation arises from the same basic circumstances involved in the United States District Court for the Eastern District of New York action filed December 1994, Tower Air, Inc. v. Federal
                                                 --------------------------
Express Corporation, in which contract and antitrust violations are alleged by
--------------------
the Company. That court, in October 1996, denied Federal Express Corporation's motion to dismiss. A tentative settlement of both of these cases was reached on February 9, 1998.

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

The Company was a Defendant in a Texas State Court action filed in May 1996, entitled Dee Howard Company v. Tower Air, Inc., in which the plaintiff contended
         --------------------------------------
that the Company did not pay it sufficient amounts for maintenance, repair and modification work performed on the Company Aircraft. The amount claimed was approximately $1,000,000. The case went to arbitration and a settlement was entered into on August 1, 1997. The case has been dismissed with prejudice.

The Company is the defendant in a New York State Court action filed October 1995, Hudson General Corporation v. Tower Air, Inc., in which plaintiff contends
      ----------------------------------------------
it is entitled to damages of $2,200,000.00 for snowclearing, deicing, cleaning, building maintenance and baggage handling contracts which had been terminated by the Company because of substandard service. Most of the amount claimed is for services never performed. The case is still in the discovery stage. This case is being vigorously contested by the Company.

The Company was a defendant in a New York State Court action filed in September 1995, entitled Pacific Harbor Capital, Inc. v. Tower Air, Inc., in which the
               ------------------------------------------------
plaintiff contended that one engine of an aircraft leased from it by the Company was not returned in the condition required by the Lease Agreement. The dispute was over which party, under the terms of the Lease, was responsible for the damage. Plaintiff's claim, including requested attorneys' fees, was approximately $2,300,000. The case went to trial in November 1997 and a verdict was rendered by the Court in favor of the Company on December 2, 1997. As a result, no monies have been paid or are due to Pacific Harbor Capital for its claims. No appeal has been taken.

The Company is a third-party defendant in a New York State Court action filed September 1995, Gal-Nur v. Hudson General Corp. v. Tower Air, Inc., in which
                ---------------------------------------------------
plaintiff, a former Tower Air employee, has sued Hudson General Corporation in connection with an injury he claims to have sustained on steps from the plane. Hudson General filed a Third Party Complaint against Tower Air in November 1996. The plaintiff is seeking $10,000,000 in damages. An answer to the complaint has been filed by the Company. Since plaintiff already receives workmen's compensation for the same injury, the Company's insurance carrier will be handling the defense.

The Company is the defendant in a U.S. Federal Court action filed in the Eastern District of New York on or about March 20, 1997, Solar Travel v. Tower Air, Inc.
                                                 -------------------------------
in which plaintiff contends that the Company unlawfully cancelled its contract as General Sales Agent for India when the Company ceased flying scheduled service to India. Damages of $20 million are sought. The Company has counterclaimed in the amount of $25 million for damages resulting from plaintiff's failure to perform its duties under the agreement. The case is still in the discovery stage.

The Company is the defendant in a U.S. Federal Court action filed in the Eastern District of New York on or about January 8, 1998, Leticia Parra, individually
                                                  ---------------------------
and on behalf of all persons similarly situated v. Tower Air, Inc., in which
-------------------------------------------------------------------
plaintiff alleges she was denied boarding and seeks designation as representative of a similarly situated class of over 1,000 persons. Claim is made for $1,000,000 for each class member. The Company has filed a Motion to Dismiss for Lack of Subject Matter Jurisdiction and Failure to State a Claim upon which Relief can be Granted. In response thereto, plaintiff has conceded lack of federal jurisdiction and dismissal papers will be filed shortly. The Company has been informed by plaintiff's counsel that the matter will be pursued in state court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                 PART II



ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

The Company's Common Stock is traded on the NASDAQ National Market under the trading symbol TOWR. The approximate number of holders of record of the Company's Common Stock at February 27, 1998 was 100. The quarterly price range of the Company's Common Stock is shown in the following schedule:

                                         1997                                 1996
                           ------------------------------      ---------------------------------
QUARTER ENDED                 High                 Low             High                    Low
                           ------------------------------      ---------------------------------
March 31                      $ 4 3/16         $ 2 1/2           $ 7 5/8              $ 5 1/2
June 30                         3 15/16          2 1/2             8 1/8                5
September 30                    4 1/2            2 7/8             5 3/8                4 3/8
December 31                     6 5/16           4                 4 5/8                2 1/2

The Company paid quarterly cash dividends in 1996 aggregating $.12 per share. No dividend was declared or paid for the fourth quarter of 1996 or during 1997 in order to conserve cash. The Company paid quarterly dividends for 1995 and 1994 aggregating $.16 per share for each year.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

ITEM 6.  SELECTED FINANCIAL DATA.

The financial data presented on the following page should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-K. The summary financial data for each of the five years in the period ended December 31, 1997 are derived from the financial statements of the Company which have been audited by Ernst & Young LLP, independent auditors.

The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128 Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page F-7.

                                                               YEARS ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------
FINANCIAL DATA:                               1997         1996         1995         1994         1993
                                           -----------  -----------  -----------  -----------  -----------
 (In thousands, except per share data)
 Operating revenues                        $  461,502   $  417,819   $  490,472   $  367,984   $  341,835
 Operating expenses                           454,050      441,345      476,956      363,192      317,357
                                           ----------   ----------   ----------   ----------   ----------
 Operating income (loss)                        7,452      (23,526)      13,516        4,792       24,478
 Other (income) expenses                       12,342        8,863       (5,903)       3,169        5,528
                                           ----------   ----------   ----------   ----------   ----------
 Income (loss) before income taxes             (4,890)     (32,389)      19,419        1,623       18,950
 Income tax provision (benefit)                  (995)     (11,506)       8,730        1,055        9,017
                                           ----------   ----------   ----------   ----------   ----------
 Net income (loss)                         $   (3,895)  $  (20,833)  $   10,689   $      568   $    9,933
                                           ==========   ==========   ==========   ==========   ==========

 Net income (loss) per share               $    (0.25)  $    (1.37)  $     0.70   $     0.04   $     0.78
 At Period-end
 Cash and cash equivalents                 $    3,922   $    2,968   $    3,521   $   14,824   $   44,310
 Working capital (deficiency)              $ (139,979)  $  (84,196)  $  (28,744)  $  (30,585)  $   (2,625)
 Property and equipment, net               $  266,395   $  218,058   $  147,202   $  133,741   $  120,266
 Total assets                              $  310,120   $  263,255   $  210,547   $  177,877   $  191,644
 Long-term debt                            $   63,321   $   67,716   $   23,594   $   21,065   $   30,656
 Stockholders' equity                      $   49,421   $   53,316   $   76,034   $   67,792   $   71,190

OPERATING DATA:
 Total:
   Block hours flown                           43,092       41,336       47,186       34,221       30,736
   Revenue per block hour (1)              $   10,499   $    9,922   $   10,227   $   10,601   $   11,017
   Variable expense per block hour (2)     $    6,643   $    8,014   $    7,964   $    8,411   $    8,418
 Scheduled Passenger Services:
   Revenue passengers carried(000s)             1,308        1,194        1,194          925          594
   Revenue passenger miles (RPMs)(000s)     3,578,714    3,332,477    3,601,323    2,758,753    1,867,827
   Available seat miles(ASMs)(000s)         4,685,022    4,626,478    4,810,710    3,715,993    2,345,204
   Passenger load factor                           76%          72%          75%          74%          80%
   Yield per RPM                           $   0.0747   $   0.0742   $   0.0751   $   0.0749   $    .0820
   Block hours flown                           21,949       21,991       22,094       17,172       10,916
   Operating revenue per ASM               $   0.0571   $   0.0534   $   0.0562   $   0.0556   $   0.0653
   Operating expense per ASM (3)           $   0.0527   $   0.0538   $   0.0477   $   0.0463   $   0.0531
   Total expense per ASM (4)               $   0.0606   $   0.0615   $   0.0581   $   0.0570   $   0.0636

   Employees (at period-end)                    1,969        1,681        1,842        1,367        1,176
   Number of aircraft in service
    (at period-end)                                17*          17*          17           16           15

* "Number of aircraft in service (at period-end)" for the year ended December 31, 1997 and includes a cargo aircraft which is temporarily out of service to satisfy a certain AD requirement.

--------------------------------------------------------------------------------

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

YEAR 2000

The Company has determined that it will need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company has also initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operation and that transactions with customers, suppliers, and financial institutions are fully supported. The Company is well under way with these efforts, which are scheduled to be completed in early 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

RESULTS OF OPERATIONS

For the year ended December 31, 1997, the Company recorded a net loss of $3.9 million compared with a net loss of $20.9 million for the year ended December 31, 1996. The $17 million decrease in net loss was principally due to the increase in revenue resulted from a strong Tel Aviv market, higher domestic traffic and increased activities in commercial and military charters. In addition, the 1997 loss was decreased due to renegotiated service contracts which resulted in lower maintenance, passenger, and aircraft services costs, partially offset by increased cost of flight equipment and engine rental to support the Company's fleet in 1997. Overall operating margins increased from (5.6%) in 1996 to 1.6% in 1997.

OPERATING REVENUES. The Company's operating revenues for the year ended December 31, 1997 increased $43.7 million, or 10.5%, to $461.5 million from $417.8 for the year ended December 31, 1996.

Scheduled passenger service revenues for the year ended December 31, 1997 increased $20.1 million, or 8.1%, to $267.3 million from $247.2 million for the year ended December 31, 1996. Scheduled passenger traffic (as measured in revenue passenger miles) for 1997, increased by 7.4% on capacity, resulting in a load factor of 76% compared to 72% for the year ended December 31, 1997. Higher operating revenues for 1997 were attributable to increased frequencies on existing routes which outperformed 1996 results. Tel Aviv market increased demand contributed $18.6 million or 19.7% in revenue for 1997 over 1996. The domestic markets such as Miami, San Juan and San Francisco also increased during 1997 which resulted in an increase of $20.2 million or 32.4% in revenue over 1996. The enhanced activities in these markets were partially offset by discontinued Brazil scheduled service.

Commercial charter service revenues for 1997 increased $19 million, or 22.5%, to $103.4 million from $84.4 million in 1996. Higher revenues for 1997 were attributable to the Company's operation of nine aircraft, compared to eight aircraft in 1996, while flying under charter agreements to transport seasonal religious pilgrims to the Middle East.

Military charter service revenues for the year ended December 31, 1997 increased $3.4 million, or 5.3%, to $67.9 million from $64.5 million in 1996. The military charter business depends in large part upon the deployment or repatriation of troops and revenues from this market segment are subject to significant fluctuation. The increase for the year is the result of an 8.1% increase in AMC block hours partially offset by a decrease in MTMC block hours flown on military charters.

Cargo service revenue for the year ended December 31, 1997 decreased $.3 million, or 1.8%, to $13.8 million from $14.1 million in 1996. The decrease in cargo service revenue was primarily due to the grounding of one of the Company's two B747-100 cargo aircraft to comply with restrictive Airworthiness Directive (AD) requirements. In addition to the Company's one B747-100 cargo aircraft, nine other cargo aircraft operated by other carriers are also grounded and subject to the same AD. The return of the grounded aircraft to full service is awaiting FAA approval of a repair program and the production and installation of the necessary modifications.

OPERATING EXPENSES.   The Company's operating expenses for the year ended
December 31, 1997 increased $12.7 million, or 2.9%, to $454.1 million from $441.3 million for the year ended December 31, 1996. The increase in operating expenses was primarily the result of an increase in block hours flown of 4.2% during the year ended December 31, 19976. Operating expenses, excluding fuel and depreciation, decreased by 1.3% in 1997. The decrease in operating expenses was primarily due to the Company's improved financial controls, renegotiated service contracts, fixed cost reductions and operational enhancements.

Aircraft fuel expenses for the year ended December 31, 1997 increased $3.2 million, or 3.9%, to $85.8 million from $82.6 million for the year ended December 31, 1996. The variances resulted primarily from an 8.1% increase in volume of gallons consumed, offset by a 4.0% decrease in the average cost per gallon in 1997. The fuel consumption increase in 1997 resulted primarily from a 4.2% increase in block hours.

Flight equipment rentals and insurance expenses for the year ended December 31, 1997 increased $5.1 million, or 25.6%, to $24.8 million from $19.7 million for the year ended December 31, 1996. The increases primarily resulted from aircraft rentals associated with the sale and leaseback of three Boeing 747 aircraft in October 1996 and charges associated with the rental of additional spare engines to support the Company's fleet in 1997.

Maintenance costs for the year ended December 31, 1997 decreased $4.5 million, or 8.6%, to $48.5 million from $53.0 million for the year ended December 31, 1996. The decrease was attributable to lower level of expenses associated with parts repairs, loans, and exchanges due to renegotiated contracts signed by the Company with various maintenance vendors in an effort to control costs, partially offset by higher maintenance reserves associated with engine rentals required to support the Company's fleet.

Crew costs and other expenses for the year ended December 31, 1997 increased $2.6 million, or 10%, to $28.6 million from $26.0 million for the year ended December 31, 1996. The increase was primarily due to the increase in overall block hours flown and increases in pay rates as a result of longevity with the Company.

Aircraft and traffic servicing expenses for the year ended December 31, 1997 decreased $6.9 million, or 8.3%, to $76.8 million from $83.7 million for the year ended December 31, 1996. The decrease was attributable to renegotiated ground handling and servicing contracts.

Passenger servicing expenses for the year ended December 31, 1997 decreased $5.3 million, or 9.5% to $50.4 million from $55.6 million for the year ended December 31, 1996. Decreases in passenger servicing expenses were the result of the Company's cost control efforts which included a rationalization of its domestic food service resulting in reduced catering costs and improved catering inventory controls.

Promotion, sales and commission expenses for the year ended December 31, 1997 increased $5.5 million, or 9.1%, to $66.2 million from $60.7 million for the year ended December 31, 1996. The increases in promotion, sales and commission expenses were the result of higher commission expenses due to higher scheduled passenger service revenues and commercial charter service Hajj revenues.

General and administrative expenses for the year ended December 31, 1997 decreased $.5 million, or 2.5%, to $20.7 million from $21.2 million for the year ended December 31, 1996. As a percentage of operating revenue, general and administrative expenses for 1997 were 4.5% compared with 5.1% for 1996.

Depreciation and amortization expense for the year ended December 31, 1997 increased $13.6 million, or 34.9%, to $52.4 million from $38.9 million for the year ended December 31, 1996. The increase was principally due to the purchase of ten spare engines, capitalized engine overhauls and heavy airframe maintenance.

OTHER EXPENSES AND INCOME. Interest expense for the year ended December 31, 1997 increased $4.2 million, or 51.3%, to $12.3 million from $8.1 million for the year ended December 31, 1996. The increase in interest expense reflects a higher average outstanding debt balance in 1997 resulting from the use of the line of credit established in December 1996 and additional borrowings during 1997. Other income for the year ended December 31, 1997 decreased $0.7 million, or 90.8%, to $0.7 million of expense in 1996.

INCOME TAX BENEFIT. The income tax benefit for the year ended December 31, 1997 was $1 million as compared to the income tax benefit of $11.5 million for the year ended December 31, 1996. The decrease in tax benefit is principally attributable to the decreased loss in 1997.


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

Commercial charter service revenues for 1996 decreased $16.4 million, or 16.3%, to $84.4 million from $100.8 million for 1995. Lower revenues were attributable primarily to certain of the Hajj contracts wherein fuel costs were the responsibility of the contracting operators rather than Tower Air, resulting in both lower revenues and costs per block hour than for the 1995 Hajj and reduced United Nations charter business.

Military charter service revenues for the year ended December 31, 1996 decreased $ 23.1 million, or 26.4%, to $64.4 million from $87.5 million in 1995. The military charter business depends in large part upon the deployment or repatriation of troops and revenues from this market segment are subject to significant fluctuation. The decrease for the year is the result of a 34.3% decrease in block hours flown on military charters.

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

   Flight equipment rentals and insurance expenses for the year ended December 31, 1996 decreased $8.7 million, or 30.7%, to $19.7 million from $28.4 million for the year ended December 31, 1995. The decrease was attributable to a substantial decrease in aircraft rental resulting from the purchase of six B747 aircraft in the first half of 1996, partially offset by cost associated with the rental of additional engines to support the Company?s fleet.

   Maintenance costs for the year ended December 31, 1996 decreased $7.8 million, or 12.8%, to $53.0 million from $60.7 million for the year ended December 31, 1995. Lower maintenance reserves associated with leased aircraft due to the purchase of six B747 aircraft in the first half of 1996, were partially offset by an increase in the volume of component repairs, an increase in the repair costs of these components, higher level of parts loan and exchanges, and an increase in maintenance reserves associated with engine rentals required to support the Company?s fleet. Recent actions taken to address maintenance costs include the announced engine maintenance agreement with General Electric Aircraft Engine Service, Ltd. In addition, contracts were signed in early 1997 with various parts repair vendors with respect to component repairs and other maintenance support services.

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

                              First       Second       Third       Fourth
                             Quarter      Quarter     Quarter      Quarter          Total
                            ----------  ----------  ----------   ------------     ---------
                                                   (Dollars in thousands)
   1997
   Operating revenue          $ 78,010   $112,576    $162,260    $ 108,656        $461,502
   Operating income (loss)    $( 7,074)  $  9,512    $ 17,627    $ (12,613)       $  7,452
   Net income (loss)          $ (5,425)  $  3,583    $  8,495    $ (10,548)       $ (3,895)
   Block hours                   7,776     12,088      13,104       10,124          43,092

   1996
   Operating revenue          $ 85,824   $113,910    $148,858    $  69,227        $417,819
   Operating income (loss)    $(13,139)  $  5,146    $  3,479    $ (19,012)       $(23,526)
   Net income (loss)          $ (8,134)  $  2,923    $ (1,596)   $ (14,076)       $(20,883)
   Block hours                   9,016     12,649      12,907        6,764          41,336

   1995
   Operating revenue          $ 82,093   $127,555    $169,502    $ 111,322        $490,472
   Operating income (loss)    $ (6,649)  $  8,838    $ 21,086    $  (9,759)       $ 13,516
   Net income (loss)          $ (3,581)  $  4,010    $ 11,141    $    (881) (1)   $ 10,689
   Block hours                   8,293     13,223      14,083       11,587          47,186

   (1) Includes $5,520 after tax non-operating gain resulting from an excess of insurance proceeds over the net book value of certain flight equipment related to the loss of an owned aircraft.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital and capital expenditure requirements with cash flows generated from operations and through lease, debt and equity financing.

The Company's cash, cash equivalents and short-term investments at December 31, 1997, December 31, 1996 and December 31, 1995 were $6.3 million, $3.2 million and $4.2 million, respectively. The Company generated cash from operations for 1997, 1996 and 1995 of $67.2 million, $29.6 million and $46.9 million, respectively.

Net cash used in investing activities was $76.3 million for 1997, $20.9 million for 1996 and $61.2 million for 1995. The Company's expenditures for flight equipment were $72.7 million for 1997, $49.7 million for 1996 and $50.4 million for 1995. Expenditures for flight equipment in 1997 included the purchase of ten spare engines, capitalized engine overhauls and heavy airframe maintenance (See
Note 2 of Financial Statements for additional information regarding the financing of certain flight equipment expenditures).

As of December 31, 1997, the Company had negative working capital of $140.0 million compared to negative working capital of $84.2 million as of December 31, 1996. Historically, the Company has operated with a working capital deficit.

The Company established a new $12.5 million secured line of credit with a financial institution in December 1996. The line was increased to $18.0 million in January 1997 and then to $20.0 million in March 1997. In September 1997, the Company extended the line of credit to $25.0 million with the same commercial financial institution. The line of credit is secured by trade receivables and inventory, and the interest rate is prime plus 0.75% (9.25% at December 31, 1997). Under this line, $1.96 million in letters of credit have been issued to various suppliers and insurance companies. As of December 31, 1997, the Company has borrowed $21.0 million for the line of credit in addition to letters of credit.

In January 1998, the Company entered into an agreement secured by twelve JT9D engines with a commercial financial institution for $15.0 million of which $11.7 million was paid towards the balance remaining on two previous agreements with the same commercial financial institution and $1.4 million is going to be paid towards engines currently under repair.

In February and March 1998, the Company borrowed $6,000,000 from Funding Enterprises, LLC, a limited liability company in which the Chairman and President are members. The $6,000,000 is payable on July 1, 1998 with interest at 12% per annum. In connection with the borrowing, warrants for the purchase of 1,200,000 shares of common stock were issued with an exercise price of $5. The warrants expire in February 2008.

The Company believes that cash generated from operations as well as from the line of credit is sufficient to finance working capital needs, capital expenditures and debt repayments. Discussions are currently in progress with financial institutions to restructure borrowings secured by owned assets.

The Company has been negotiating revised payment terms with vendors and other creditors for settlement of current obligations, some of which are secured. Payment arrangements have been made with major vendors and with several other vendors.

In an effort to conserve cash, the Company did not pay cash dividends on its Common Stock for the year ended December 31, 1997.

INCOME TAXES

At December 31, 1997, for federal and state tax reporting purposes, the Company had approximately $2,600,000 of alternative minimum tax credit carryforwards and approximately $73,400,000 of net operating loss carryforwards available to offset future federal tax liabilities.

INFLATION

Inflation has not had a significant impact on the Company's operations, and the Company does not expect any significant near-term inflationary impact.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.

         None.

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

At December 31, 1997, the directors, officers and key employees of the Company were as follows:

NAME                                       AGE       POSITION
----                                       ---       --------
Morris K. Nachtomi*......................   61       President, Chief Executive
                                                     Officer and Chairman of the Board
Stephen L. Gelband.......................   66       Director and Secretary
Stephen A. Osborn........................   47       Director
Henry P. Baer............................   62       Director
Leo-Arthur Kelmenson.....................   71       Director
Ramesh Punwani**.........................   55       Chief Financial Officer/Vice
                                                     President-Finance
Guy A. Nachtomi*.........................   25       Vice President-Operations
John J. Ruzich***........................   51       Vice President-Marketing & Sales
Vincent J. Vitale........................   59       Vice President-Maintenance

*On January 12, 1998 Mr. M. Nachtomi and Mr. G. Nachtomi relinquished the positions of President and Vice President-Operations, respectively and Mr. Terry
V. Hallcom became President and Executive Vice President-Operations.

**Mr. Punwani's employment with Tower Air ended on January 13, 1998.

***Mr. Ruzich's employment with Tower Air ended on March 4, 1998.

Mr. Morris Nachtomi co-founded the Company in 1982 of which he became a Director and has been President of the Company since 1986 and Chief Executive Officer and Chairman of the Board since 1989. After a thirty-year career at El Al Israel Airlines, Mr. Nachtomi became Executive Vice President of Tower Travel Corporation, and helped establish M.Z.M. Aviation Inc. and Metro International Airways, G.S.A. Before 1982, Mr. Nachtomi served as President of M.Z.M. Aviation Inc. and Metro International Airways, G.S.A. In January, 1998 he relinquished the title of President.

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

Mr. Kelmenson has been a Director of the Company since May 1997. Mr. Kelmenson is currently the Chairman of the Board of Directors of Bozell, Jacobs, Kenyon & Eckhardt, Inc. ("BJK&E"). Since 1968, he has served as an executive officer of Kenyon & Eckhardt, the predecessor firm of BJK&E, first as the Chief Executive Officer, and later as the President, Chairman and Chief Executive Officer. He is a graduate of Columbia University, the Career Diplomate School of the University of Geneva (Switzerland) and the University of Mexico. Mr. Kelmenson was appointed to replace Mr. Stanley S. Shuman who resigned on May 20, 1997.

Mr. Punwani was Chief Financial Officer and Vice President-Finance from September 1996 until January 1998. From 1993 to 1996, he was Senior Vice President and Chief Financial Officer of Empire Blue Cross Blue Shield. Prior to that, he held senior finance and planning positions at PanAm and Trans World Airlines. His last airline position was Senior Vice President and Chief Financial Officer of PanAm. Mr. Punwani holds an M.B.A. degree from New

York University and a Masters in Industrial Engineering and Operation Research from Cornell University. Mr. Punwani's employment with Tower Air ended on January 13, 1998.

Mr. Guy Nachtomi has been Vice President of Operations since he rejoined the Company in November 1995. From 1994 to 1995, Mr. Guy Nachtomi worked in International Film Marketing and Distribution at Twentieth Century Fox. From June 1993 to April 1994, he served as Vice President of the Company. Mr. Guy Nachtomi has a B.A. degree from Williams College. Effective January 12, 1998, Mr. Guy Nachtomi relinquished the title of Vice President-Operations and assumed the position of Vice President-Office of the Chairman. Mr. Guy Nachtomi is the son of Mr. Morris Nachtomi.

Mr. John J. Ruzich was Vice President-Marketing & Sales from June 1997 until March 1998. From 1968 to 1996, Mr. Ruzich held various sales and marketing positions with Eastern Airlines, Inc. (1968-1984); British Caledonian Airways (1984-1988); Pan American World Airways, Inc. (1988-1992); United Marketing Enterprises, Inc.(1992-1993); Regency Cruise Lines Inc. (1993-1996); and Go America Tours, Inc./LTU International Airways (1996-1997). Queen Elizabeth conferred on him the OBE (Officer of the British Empire) award in 1994. He attended St. Petersburg Jr. College and Middlesex County College. Mr. Ruzich's employment with Tower Air ended on March 4, 1998.

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

Mr. Terry V. Hallcom has been President and Executive Vice President-Operations since January 12, 1998. Mr. Hallcom, prior to joining Tower Air, was President and CEO of the U.S. Airways Shuttle. From 1991 to April 1992, Mr. Hallcom was President and COO of the Trump Shuttle. From 1989 to 1991, Mr. Hallcom, as well as playing a senior role in creating the Trump Shuttle certificate, served in various senior management positions including Vice President of Operations prior to becoming the President and COO. Prior to forming the Trump Shuttle, from 1968 to 1989, Mr. Hallcom served in various management positions in Flight Operations at Eastern Airlines. Prior to Eastern Airlines, from 1960 to 1968, Mr. Hallcom served as a Naval Carrier Pilot and an Engineering Test Pilot. Mr. Hallcom graduated from Rose Polytechnic University with a BS in Mechanical Engineering.

Additional information is contained in the Registrant's 1998 Proxy Statement, pursuant to Regulation 14A, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

Information required under this Item is contained in the Registrant's 1998 Proxy Statement, pursuant to Regulation 14A, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

Information required under this Item is contained in the Registrant's 1998 Proxy Statement, pursuant to Regulation 14A, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


Information required under this Item is contained in the Registrant's 1998 Proxy Statement, pursuant to Regulation 14A, which is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS
          ON FORM 8-K.

Item 14(a)1 and 2. Financial Statements and Schedules. See "Index to Financial Statements and Financial Statement Schedules" on p.F-1.

Item 14(a)3. Exhibits

     3(1)*   Restated Certificate of Incorporation of the Company
     3(2)*   By-Laws of the Company
     10(1)* Employment Agreement between the Company and Morris K. Nachtomi 10(2)* Employment Agreement between the Company and Ramesh Punwani
     10(3)*  Tower Air 1993 Long-Term Incentive Plan
     10(4)*  Tower Air, Inc. Executive Annual Incentive Plan
     10(5)*  Heller Financial Inc.- Loan and Security Agreement, Dated December
             1, 1996
     10(6)*  Heller Financial Inc.- First Amendment to Loan and Security
             Agreement, Dated January 31, 1997

     10(7)* Heller Financial Inc.- Second Amendment to Loan and Security Agreement, Dated March 13, 1997
     10(8)* Sanwa Business Credit Corp.- Trust Agreement and Supplement, Dated October 1, 1996
     10(9)* First Security Bank, National Association - Aircraft and Airframe Purchase and Sale Agreement,
             Dated October 1, 1996
     10(10)* Finova Capital Corporation - Consolidated Aircraft and Engine Loan and Security Agreement,
             Dated March 25, 1996
     10(11)* Finova Capital Corporation - $20,000,000 Loan
             Secured by Two B747 Aircraft and Eight Engines, Dated January 30, 1996
     10(12)* Finova Capital Corporation- First Amendment to
             Consolidated Aircraft and Engine Loan and Security Agreement, Dated May 8, 1996
     10(13)* Heller Financial Inc. - Third Amendment to Loan and
             Security Agreement, Dated June 16, 1997
     10(14)* Transamerica Business Credit Corporation - Loan and
             Security Agreement, Dated August 16, 1997
     10(15)* Heller Financial, Inc. - Amended & Restated Loan &
             Security Agreement, Dated September 1, 1997
     10(16) Finova Capital Corporation- Fourth Amendment to Consolidated Aircraft and Engine Loan and Security Agreement, Dated January 17, 1997
     10(17) Finova Capital Corporation- Fifth Amendment to Consolidated Aircraft and Engine Loan and Security Agreement, Dated December 24, 1997
     10(18) Protective Asset Management Loan and Security Agreement, Dated November 21, 1997
     10(19) Transamerica Business Credit Corporation - Security Agreement, Dated January 9, 1998
     10(20) Transamerica Business Credit Corporation - First Amendment to Security Agreement, Dated
             January 11, 1998
     10(21)  Funding Enterprises, LLC Loan Agreement, Dated
             February 6, 1998
     10(22)  Employment Agreement between the Company and Terry
             V. Hallcom

     23      Consent of Ernst & Young LLP, Independent Auditors

     27      Financial Data Schedule for the year ended
             December 31, 1997

______________________
*Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-69148) or amendments thereto and incorporated by reference herein.

Item 14(b). Registrant filed no Form 8-K during the last quarter of the period covered by this report.

                                                                                                             Page
                                                                                                             ----

Item 14(a) (1) and (2)
Tower Air, Inc.
Index of Financial Statements and Financial Statement Schedules


The following financial statements of Tower Air, Inc. are included in Item 8:
Report of Independent Auditors.............................................................................. F-2
Balance Sheets as of December 31, 1997 and 1996............................................................. F-3
Statements of Operations for the years ended December 31, 1997, 1996 and 1995................................................................................................... F-4
Statements of Stockholders' Equity for the years ended December 31, 1997,
 1996 and 1995.............................................................................................. F-5
Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995................................................................................................... F-6
Notes to Financial Statements............................................................................... F-7

The following financial statement schedule of Tower Air, Inc. is included in Item 14(a):

Schedule II-Valuation and Qualifying Account................................................................ F-20

All other Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                        Report of Independent Auditors

The Board of Directors and Stockholders
Tower Air, Inc.

We have audited the accompanying balance sheets of Tower Air, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tower Air, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                         Ernst & Young LLP

Melville, New York
February 16, 1998, except for
the ninth paragraph of Note 2,
as to which the date is March 9, 1998

                        TOWER AIR, INC.TOWER AIR, INC.
                                BALANCE SHEETS
                       (In thousands, except share data)

ASSETS                                                                     December 31,
------                                                        ------------------------------------
                                                                   1997                 1996
                                                              ---------------     ----------------
Current Assets:
    Cash and cash equivalents                                  $     3,922          $    2,968
    Certificates of deposit, at cost, which
      approximates market                                            2,407                 275
    Receivables, net of allowance for doubtful
      accounts of $1,474 and $1,201, respectively                   28,151              27,912
    Income tax receivable                                            3,850               6,397
    Prepaid expenses and other current assets                          880               5,102
                                                              ------------        ------------
      Total current assets                                          39,210              42,654

Property and Equipment, at cost:
    Flight equipment                                               419,851             321,240
    Ground property and equipment                                   33,489              32,285
                                                              ------------        ------------
                                                                   453,340             353,525
    Less accumulated depreciation and amortization                 186,945             135,467
                                                              ------------        ------------
                                                                   266,395             218,058

Other assets                                                         4,515               2,543
                                                              ------------        ------------
                                                               $   310,120          $  263,255
                                                              ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
    Note payable                                               $    21,038          $    4,545
    Accounts payable                                                55,313              46,958
    Accrued liabilities                                             40,698              40,043
    Air traffic liability                                           18,867              18,010
    Current maturities of long-term debt                            43,273              17,294
                                                               -----------        ------------
       Total current liabilities                                   179,189             126,850

Long-Term debt                                                      63,321              67,716
Deferred income taxes                                               16,399              13,545
Deferred rent                                                        1,790               1,828

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, $.01 par value;
      5,000,000 shares authorized; none issued                          --                  --
    Common stock, $.01 par value;
      35,000,000 shares authorized;
      15,500,006 issued                                                155                 155
    Additional paid-in capital                                      43,885              43,885
    Retained earnings                                                6,892              10,787
    Less treasury stock, at cost (210,000 shares)                   (1,511)             (1,511)
                                                               -----------        ------------
       Total stockholders' equity                                   49,421              53,316
                                                               -----------        ------------
                                                                $  310,120         $   263,255
                                                               ===========        ============

See notes to financial statements.

                                TOWER AIR, INC.
                           STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                        Years Ended December 31,
                                         ----------------------------------------------------
                                               1997               1996              1995
                                         ---------------    --------------    ---------------
OPERATING REVENUES:
   Scheduled Passenger Service             $   267,326       $   247,190       $   270,282
   Commercial Charter Service                  103,358            84,389           100,827
   Military Charter Service                     67,896            64,460            87,534
   Cargo Service                                13,826            14,085            23,939
   Other                                         9,096             7,695             7,890
                                       ---------------       -----------       -----------
      Total operating revenues                 461,502           417,819           490,472

OPERATING EXPENSES:
   Fuel                                         85,803            82,561            89,620
   Flight equipment rentals and
     insurance                                  24,770            19,721            28,441
   Maintenance                                  48,450            52,981            60,735
   Crew costs and other                         28,646            26,031            28,413
   Aircraft and traffic servicing               76,772            83,704            83,580
   Passenger servicing                          50,370            55,645            53,222
   Promotion, sales and commissions             66,167            60,669            76,262
   General and administrative                   20,658            21,178            22,344
   Depreciation and amortization                52,414            38,855            34,339
                                       ---------------       -----------       -----------
      Total operating expenses                 454,050           441,345           476,956
                                       ---------------       -----------       -----------

OPERATING INCOME (LOSS)                          7,452           (23,526)           13,516

OTHER (INCOME) EXPENSES:
   Other (income) expense                           69               749            (9,893)
   Interest expense                             12,273             8,114             3,990
                                       ---------------       -----------       -----------
      Total other (income) expenses             12,342             8,863            (5,903)
                                       ---------------       -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES               (4,890)          (32,389)           19,419
   Income Tax Provision (Benefit)                 (995)          (11,506)            8,730
                                       ---------------       -----------       -----------

NET INCOME (LOSS)                          $    (3,895)      $   (20,883)      $    10,689
                                       ===============       ===========       ===========


NET INCOME (LOSS) PER COMMON SHARE         $      (.25)      $     (1.37)      $       .70
                                       ===============       ===========       ===========


NET INCOME (LOSS) PER COMMON SHARE
   ASSUMING DILUTION                       $      (.25)      $     (1.37)      $       .70
                                       ===============       ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING             15,290            15,290            15,305
                                       ===============       ===========       ===========

See notes to financial statements.

                                TOWER AIR, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                            Common Stock       Additional                   Treasury Stock
                                      -----------------------                            ---------------------
                                                                Paid-In     Retained                               Stockholders'
                                         Shares       Amount    Capital     Earnings       Shares      Amount         Equity
                                      -------------------------------------------------------------------------------------------
Balance at December 31, 1994             15,500       $ 155     $ 43,885    $ 25,263       (210)       $ (1,511)     $ 67,792
Cash dividends paid ($.16 per
   share)                                    --          --           --      (2,447)        --              --        (2,447)
Net income - 1995                            --          --           --      10,689         --              --        10,689
                                      -------------------------------------------------------------------------------------------

Balance at December 31, 1995             15,500         155       43,885      33,505       (210)         (1,511)       76,034

Cash dividends paid ($.12 per
   share)                                    --          --           --      (1,835)        --              --        (1,835)
Net loss - 1996                              --          --           --     (20,883)        --              --       (20,883)
                                      -------------------------------------------------------------------------------------------

Balance at December 31, 1996             15,500         155       43,885      10,787       (210)         (1,511)       53,316

Net loss - 1997                              --          --           --      (3,895)        --              --        (3,895)
                                      -------------------------------------------------------------------------------------------

Balance at December 31, 1997             15,500       $ 155     $ 43,885    $  6,892       (210)       $ (1,511)     $ 49,421
                                      ===========================================================================================

See notes to financial statements.

                                TOWER AIR, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                 Years Ended December 31,
                                                                 ------------------------------------------------------
                                                                       1997               1996                1995
                                                                 ---------------    ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                             $  (3,895)         $  (20,883)        $    10,689
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
              Depreciation and amortization                         52,414              38,855              34,339
              Provision for doubtful accounts                          775               1,009               1,634
              Deferred income taxes                                  2,854              (5,109)              4,824
              Deferred rent                                            (38)                320                 328
              (Gain) loss on disposal of
               property and equipment                                  153                 403              (9,571)

              Changes in certain assets and liabilities:
                 Receivables                                        (1,014)              3,135              (6,864)
                 Income tax receivable                               2,547              (6,397)                 --
                 Prepaid expenses and other assets                   2,235                (449)               (292)
                 Accounts payable and accrued liabilities           10,284              20,584              11,238
                 Air traffic liability                                 857              (1,868)                598
                                                               -----------         -----------         -----------
   Net cash provided by operating activities                        67,172              29,600              46,923

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of flight equipment                                   (72,696)            (49,735)            (50,387)
   Purchases of ground property and equipment                       (1,572)             (2,850)            (11,662)
   Proceeds from sale of flight equipment                               --               6,191                  --
   Proceeds from sale of ground property and equipment                 100                  47                 657
   Proceeds from insurance company                                      --              25,000                  --
   Decrease (increase) in certificates of deposit                   (2,132)                425                 200
                                                               -----------         -----------         -----------
   Net cash used in investing activities                           (76,300)            (20,922)            (61,192)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings                                        464,260              41,875              16,899
   Principal payments on borrowings                               (453,372)            (47,884)            (11,205)
   Payment of cash dividends                                            --              (1,835)             (2,447)
   Other                                                              (806)             (1,387)               (281)
                                                               -----------         -----------         -----------
   Net cash provided by (used in) financing activities              10,082              (9,231)              2,966
                                                               -----------         -----------         -----------
   Net (decrease) increase in cash and cash equivalents                954                (553)            (11,303)
   Cash and cash equivalents at beginning of year                    2,968               3,521              14,824
                                                               -----------         -----------         -----------
   Cash and cash equivalents at end of year                    $     3,922         $     2,968         $     3,521
                                                               ===========         ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
   Cash paid during the period for interest                    $    11,221         $     8,022         $     3,993
   Cash paid during the period for income taxes                $        52         $       442         $     6,721
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
   Purchase of flight equipment accrued but not paid           $    14,238         $    15,512         $     5,604
   Purchase of flight equipment financed through debt          $    27,189         $    57,600         $        --

See notes to financial statements.

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

PROPERTY AND EQUIPMENT

Depreciation of property and equipment is provided using the straight-line method as follows: Boeing 747 aircraft-seven to twenty years; other flight and ground property and equipment - two to ten years. One of the Company's Boeing 747 aircraft has a salvage value of $8,000,000 and four of the Company's Boeing 747 aircraft each have a salvage value of $5,000,000. Leasehold improvements are amortized over the lesser of their useful lives or the term of the related lease.

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

STOCK OPTIONS

Financial Accounting Standards No. 123, "Accounting for Stock-Based-Compensation" encourages, but does not require, companies to adopt a fair value method of accounting for stock-based compensation, as opposed to the intrinsic value method prescribed by Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has elected to continue following the expense recognition provisions of APB 25.

EARNINGS PER SHARE

In 1997, The Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate restated, to conform to the Statement 128 requirements.

CERTIFICATES OF DEPOSIT

The Company has determined that all of its certificates of deposit are classified as "held to maturity securities." Held to maturity securities are carried at amortized cost which approximates market value. All held to maturity securities are due to mature within one year and there are no gross unrealized gains or losses related to such securities at December 31, 1997, 1996 or 1995.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of short-term investments, which are classified as cash equivalents and certificates of deposit, approximate fair value. The fair values of the Company's debt, including current maturities, are estimated using discounted cash flow analyses, based on the estimated current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts of the Company's debt at December 31, 1997 and 1996 approximate fair value.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. Statement No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis.
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances form nonowner sources. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt this statement for 1998 and such adoption is not expected to have a material effect on the financial statements.

In July 1997, the Financial Accountant Standards Board issued Statement No. 131, Disclosures About segments of an Enterprise and Related Information. Statement No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. Statement No. 131 is effective for fiscal years beginning after December 31, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption. The Company will adopt this statement for 1998 and such adoption is not expected to have a material effect on the financial statements.

2.  LONG-TERM DEBT AND NOTE PAYABLE
Long-term debt consisted of the following (in thousands):

                                                                                DECEMBER 31,
                                                              -----------------------------------------------
                                                                      1997                        1996
                                                              -------------------         -------------------
8.5% - 9.45% Loans Payable, due in monthly
   installments through September 2013                          $        7,750               $       8,988
LIBOR plus 1.75% Note, due in monthly installments
   through March 1998                                                      ---                       4,166

9.283% Note, due in monthly installments through
   June 1997                                                               ---                       3,000
10.12% Note, due in monthly installments through
   December 2001                                                        42,851                      46,963
10.27% Note, due in monthly installments
   through February 2002                                                18,238                      19,893
10.27% Note, due in monthly installments
   through December 1997                                                   ---                       2,000
10.27% Note, due in monthly installments
   through September 1998                                                4,032                         ---
Prime plus 2.5% Note, due in monthly installments
   through November 2000                                                 9,520                         ---
Prime plus 2.75% Notes, due in monthly installments
   through February 1999                                                11,257                         ---
Prime plus 2.0% Notes, due in monthly installments
   through May 1999                                                     12,946                         ---
                                                              -------------------         -------------------
                                                                       106,594                      85,010
Less current maturities                                                 43,273                      17,294
                                                              -------------------         -------------------
                                                                $       63,321               $      67,716
                                                              ===================         ===================

In March 1996, the Company refinanced the outstanding balance of certain Notes bearing interest at prime plus 2% due in monthly installments through October 1996, Notes bearing interest at prime plus 2.25% due in monthly installments through August 1996, and Notes bearing interest at prime plus 2.0% due in February 1997, in addition to the $20,000,000 note issued in January 1996, with the same financial institution. In addition, the Company borrowed an additional $17,000,000 which is secured by the two Boeing 747 aircraft purchased in January 1996. The new loan balance, which aggregates $50,200,000, bears interest at 10.12% and requires monthly installments of principal and interest of approximately $1,050,000 through March 2001. In September 1996, the lender agreed to defer the principal portion of the monthly payment for a period of nine months, reducing the monthly payment during the period by approximately $600,000. Accordingly, the maturity date of the loan has been extended to December 2001. At December 31, 1997 and 1996, there was approximately $42,851,000 and $46,963,000 outstanding, respectively.

In 1993, the Port Authority of New York and New Jersey (Port Authority) financed certain renovations of the terminal facility and terminal ramp. In connection with this financing, the Company is required to pay principal and interest on the terminal building renovation of approximately $111,000 per month through September 1998, which bears interest at 8.93% per annum. In addition, the Company is required to pay principal and interest on the terminal ramp renovation financing of approximately $13,000 per month through September
2013, which bears interest at 9.45% per annum. In 1995, the Company completed a terminal facility expansion project at John F. Kennedy International Airport at a cost of approximately $10,000,000. The Company had a commitment from the Port Authority for $5,500,000 million of five-year financing at a fixed interest rate of 8.5% for this project. As of December 31, 1997 and 1996, $7,750,000 and $8,988,000, respectively, was outstanding.

In November 1997, the Company prepaid the entire $1,450,000 outstanding balance of the LIBOR plus 1.75% Note.

In November 1996, the Company borrowed $2,000,000 from a commercial finance institution. The note bears interest at 10.27% and was due December 1997. In January 1997, the Company borrowed an additional $2,000,000 from the same commercial finance institution. In December 1997, the loan agreement was amended and restated whereas the financial institution made an additional loan of approximately $3,365,000. The amended note bears interest at a rate of 10.27% per annum and is due in September 1998. Monthly principal and interest payments required under the amended note approximate $650,000. At December 31, 1997, the amount outstanding was approximately $4,032,000.

In February 1997, the Company purchased six engines for an aggregate purchase price of $11,900,000. In connection with this purchase, the Company agreed to exchange engines with an aggregate value of $1,800,000 and issue to the seller $1,100,000 of credits toward the purchase of aircraft and engine parts. In addition, the Company issued a $9,000,000 promissory note to the seller which bears an interest rate of prime plus 2.75% and is payable over a term of twenty-four months. However, in May 1997, the Company amended this contract to purchase only four engines for an aggregate price of $7,700,000 and to exchange engines with an aggregate value of $1,200,000, and issued to the seller $633,333 of credits towards its purchase of aircraft and engine parts. In connection with this amended agreement, the amount of the promissory note was reduced to $5,867,000 of which $3,757,000 was outstanding as of December 31, 1997. The amount relating to the exchanged engines was paid by the Company in lieu of exchanging engines. However, the amount for purchase credits of aircraft and engine parts remains unpaid.

In May 1996, the Company purchased one Boeing 747 aircraft for an aggregate purchase price of $21,000,000. In connection with this purchase, the Company issued a $21,000,000 note to a commercial finance company. This loan bears interest at a rate of 10.27% per annum and requires monthly payments of approximately $400,000 through May 2001. In September 1996, the lender agreed to defer the principal portion of the monthly payment for a period of nine months, reducing the monthly payment during the period by approximately $250,000. Accordingly, the maturity date of the loan has been extended to February 2002. At December 31, 1997 and 1996, there was approximately $18,238,000 and $19,893,000 outstanding, respectively.

In June 1997, the Company borrowed $1,000,000 from its Chairman and paid back this amount with interest in August 1997.

In February and March 1998, the Company borrowed $3,000,000 and $1,000,000 from its Chairman and President, respectively. Such amounts are payable on July 1, 1998 with interest per annum plus warrants for the purchase of 800,000 shares of common stock were issued with an exercise price of $5. The warrants expire in February 2008.

In August 1997, the Company borrowed $9,000,000 from a commercial finance institution. To secure this loan, the Company used eight Pratt & Whitney engines as collateral. Interest on this loan accrues at a rate of prime plus 2.75% and is due in monthly installments of approximately $500,000. At December 31, 1997, there was approximately $7,500,000 outstanding.

In November 1997, the Company acquired four leased engines for an aggregate purchase price of $9,750,000. In connection with this transaction, the Company issued a promissory note for the full purchase price. The interest rate associated with the note accrues at a rate of prime plus 2.5% per annum and requires monthly installments of principal and interest of approximately $320,000 through November 2000. Additionally, per the loan agreement, the proceeds from the note shall be utilized for repair work performed on the non-serviceable leased engines. If such repairs are not performed within six months from the closing date, interest shall begin accruing at a rate of prime plus 4.5% on the unpaid principal balance. The balance outstanding as of December 31, 1997 was approximately $9,520,000.

The Company entered into a finance agreement in September 1997 involving the conversion and refurbishment of four Pratt & Whitney JT9 engines. In connection with this transaction, four promissory notes were issued, totalling $14,109,530. The notes mature on various dates through May, 1999. Related interest accrues at prime plus 2% per annum on the outstanding principal balance and required monthly payments approximate $850,000. The aggregate balance outstanding on the notes at December 31, 1997 was approximately $12,946,000.

At December 31, 1997, the aggregate annual maturities of long-term debt during the next five years are as follows (in thousands):

               1998    $43,273
               1999    $23,455
               2000    $20,684
               2001    $17,151
               2002    $   957

Certain debt is secured by aircraft having a net book value of approximately $94,718,000 at December, 1997.

The Company has a $25,000,000 line of credit with a financial institution which may be used for short term borrowings or letters of credit. The agreement, as amended in September 1997, expires on September 30, 1999. Interest accrues on the outstanding credit line at a "base rate" equal to the higher of the Federal Reserve System prime loan rate or the Federal Funds effective rate (9.25% as of December 31, 1997). As of December 31, 1997, the Company had borrowings of approximately $21,000,000 and letters of credit of $1,962,000 outstanding. The credit line is primarily secured by the Company's trade receivables and inventory.

In January 1998, the Company entered into an agreement with a financial institution to borrow $15,000,000. The note bears interest at prime plus 2.75% and is due in January 2000. The note is secured by twelve JT9D engines.

3.  Income Taxes

The (benefit) provision for income taxes consisted of the following (in thousands):

                                               1997                     1996                     1995
                                         -------------------      -------------------      -------------------
Current:
  Federal                                  $       (3,849)        $        (6,397)         $        3,603
  State and local                                      --                      --                     303
                                         -------------------      -------------------      -------------------
                                                   (3,849)                 (6,397)                  3,906
                                         -------------------      -------------------      -------------------


Deferred:
  Federal                                          (3,086)                  3,541                   3,267
  State and local                                    (232)                 (1,568)                  1,557
                                         -------------------      -------------------      -------------------
                                                    2,854                  (5,109)                  4,824
                                         -------------------      -------------------      -------------------
Provision (benefit) for income taxes       $         (995)        $       (11,506)         $        8,730
                                         ===================      ===================      ===================

Deferred tax expense (benefit) consisted of the following (in thousands):

                                               1997                   1996                    1995
                                         ---------------          ------------             ---------
Tax depreciation greater than
  book depreciation                        $      12,218           $     4,056             $   5,304
Utilization of net operating loss
  carryforwards                                                             --                   533
Tax benefit of net operating loss
  carryforwards                                  (15,023)              (13,792)                   --
Tax (benefit) utilization of
  alternative minimum tax credit
  carryforwards                                    3,867                 3,572                (1,013)
Other                                              1,792                 1,055                    --
                                         ----------------        --------------           ----------
                                           $       2,854           $    (5,109)            $   4,824
                                         ================        ==============           ==========

The income tax provisions were at rates different from the U.S. federal statutory rates for the following reasons:

                                                 1997                     1996                   1995
                                            -----------------        ----------------       ------------
Statutory rate                                    (35.0)    %            (35.0)     %          35.0   %
State and local income tax
  (benefit), net of federal tax benefit            (3.1)                  (3.0)                 6.2
Nondeductible items                                19.7                    2.5                  4.6
Other                                              (1.9)                    --                  (.8)
                                            -----------------        ----------------       -------------
Effective tax rate                                (20.3)    %            (35.5)     %          45.0   %
                                            =================        ================       =============


Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred income tax liability components are as follows (in thousands):


                                                                                   December 31
                                                                            1997                 1996
                                                                   ------------------------------------------
Deferred tax liabilities for taxable temporary differences:
     Tax depreciation in excess of book depreciation                 $           44,926     $       32,708
     Other                                                                        2,847              1,055*
                                                                   ------------------------------------------
Total deferred tax liabilities                                                   47,773             33,763
Deferred tax assets:
     Tax benefit of net operating loss carryforwards                             28,815             13,792
     Alternative minimum tax credit carryforwards                                 2,559              6,426
                                                                   ------------------------------------------
Total deferred tax assets                                                        31,374             20,218
                                                                   ------------------------------------------
Net noncurrent liability                                             $           16,399     $       13,545
                                                                   ==========================================

* Reclassified

At December 31, 1997, for federal reporting purposes, the Company had approximately $73,433,000 of net operating loss carryforwards available to offset future federal tax liabilities.

4.  COMMITMENTS

At December 31, 1997, the Company had seven Boeing 747 aircraft under operating leases. Three aircraft are under the terms of the same lease agreement which provides rentals at fixed rates with provisions for increases based on the performance of certain maintenance work, as defined. Under the terms of two of the lease agreements, monthly rent is at a fixed rate. One aircraft is being leased at fixed monthly rentals plus additional rent based on flight hours, as defined. In addition, one aircraft is being leased at a power by the hour rate, as defined.

In October 1997, the Company amended one of its leases that previously included monthly rent which alternated from a fixed rate to a rate per hour every six months until 1999. The aircraft is being converted to a freighter and the cost of the conversion will be paid by the lessor up to $10 million. Any costs in excess of $10 million will be paid by the Company. The amended lease term is fifteen years with monthly rentals at a fixed rate commencing upon completion of the cargo conversion. The cargo conversion is expected to be completed during the first quarter of 1998.

In October 1997, the Company amended one lease with a rental based on a fixed rate per hour plus additional rent based on flight hours to a fixed rate per hour rental. In December 1997, the lease was amended again to a fixed monthly rentals commencing January 1, 1998 through January 31, 2001.

In December 1997, the Company amended one of the fixed rate per hour leases to a power by the hour rate lease commencing November 1, 1997 through October 31, 1998. Starting November 1, 1998, this lease will be converted to a fixed monthly rate.

In November 1997, the Company entered into a ten year lease for a 747 aircraft which will commence upon delivery of the aircraft expected in March 1998. Monthly rentals will be at a fixed rate.

In December 1997, the Company entered into a six year lease for a 747 aircraft which will commence upon delivery of the aircraft expected in March 1998. Monthly rentals will be at a fixed rate.

Substantially all of its aircraft leases require that the Company pay the lessor for maintenance reserves based on the number of airframe and engine flight hours accumulated at specified rates per hour, as defined in the agreements.

At December 31, 1997, minimum annual rental commitments under noncancelable operating leases were approximately as follows (in thousands):

                         Flight    Ground Property
                        Equipment   and Equipment    Total
                        ------------------------------------
          1998           $ 24,811       4,916       29,727
          1999             22,286       5,107       27,393
          2000             20,307       5,066       25,373
          2001             15,180       5,066       20,246
          2002             15,180       5,066       20,246
          Thereafter       30,950       2,103       33,053
                         -----------------------------------
                         $128,714     $27,324     $156,038
                         ===================================

Rent expense amounted to approximately $28,500,000, $22,600,000 and $31,300,000 for the years ended December 31, 1997, 1996 and 1995, respectively. These amounts include flight equipment rental expense of $22,700,000, $17,100,000 and $25,800,000 and ground property and equipment rentals of $5,800,000, $5,500,000 and $5,500,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

As of December 31, 1997, the Company had 1,969 employees, 1,470 of which were full time and 499 of which were part time. Of the full time employees, 561 belong to the Association of Flight Attendants (AFA) and 197 are members of an in-house union, Tower Air Cockpit Crew Association, Inc. (TACCA).

Effective March 5, 1997, the Company reached a tentative agreement to extend the contract with its flight attendants by the AFA up to two years until September 14, 1998. The tentative agreement provides for no wage increases. In August 1996, negotiations commenced with TACCA for a contract to replace the existing agreement dated September 1, 1993. Negotiations with the TACCA continued until July 1997 with no resolution and as a result the TACCA applied for Federal mediation. Management expects mediation to conclude in 1998.

The Company utilized standby letters of credit to secure performance guarantees in the normal course of business. The Company provides cash collateral for all of these letters of credit. As of December 31, 1997 and 1996, cash collateral amounted to $2,407,000 and $275,000. These amounts are included in Certificates of Deposit in the accompanying balance sheets.

5.  SAVINGS AND RETIREMENT PLAN

The Company sponsors a number of defined contribution pension plans which are available to substantially all full-time employees. For the years ended December 31, 1997, 1996 and 1995, the Company's contributions, which are principally based on a percentage of an employee's annual compensation, amounted to approximately $319,000, $309,000 and $570,000, respectively.

Effective January 1995, the Company also had a nonqualified deferred compensation plan which contained a Company match portion and permitted highly compensated employees as defined in the plan to annually elect to defer a portion of their compensation until their retirement. Effective December 31, 1996, the Company terminated this plan.

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

Sales with foreign destinations and/or arrivals accounted for 69%, 70% and 77% of total revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

The Israel market, Tower's largest scheduled passenger service revenue source, is composed primarily of individuals and groups who travel for religious reasons, vacations or business. This market historically has been characterized by a relatively stable travel pattern. From time to time, security concerns in Israel have resulted, and may continue to result, in oscillations in demand.

The U.S. Government and its agencies accounted for all revenue from military charters. At December 31, 1997 and 1996 accounts receivable from the U.S. government and its agencies were approximately $2,500,000 and $1,300,000 respectively.

The Company utilizes software and related technologies throughout its business that will be affected by the date change in the year 2000. System modifications or replacements are underway or planned which should make all significant computer systems at the Company compliant with the year 2000 requirement. Anticipated spending for these modifications will be expensed as incurred and is not expected to have a material effect on the Company's ongoing results of operations.

7.  STOCK OPTION PLANS

The Company has elected to follow Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based-Compensation" ("Statement 123"), requires the use of option valuation models that were not developed for use in valuing stock options.

The Company has authorized 1,400,000 shares of common stock for issuance of awards under a Long-Term Incentive Plan (the "Plan"). Generally, options will be granted with an exercise price not less than the fair market value, as defined in the plan, on the date of grant.

The following table summarizes the activity under these plans (shares in millions):

                                       1997                         1996                         1995
                            --------------------------    ---------------------------    ------------------------
                                             Weighted-                      Weighted-                   Weighted-
                                             Average                        Average                     Average
                                             Exercise                       Exercise                    Exercise
                               Shares         Price            Shares        Price      Shares           Price
                            -----------       -------     --------------  ---------    ---------        -------
Beginning of year              733,850        $7.89             424,398     $10.13      271,312         $11.21
Granted                        998,157        $2.83             448,067     $ 6.45      277,288         $ 8.14
Cancelled                     (625,871)       $7.72            (138,615)    $10.09     (124,202)        $ 8.08
                            ----------        -----            --------     ------     --------         ------
End of Year                  1,106,136        $3.75             733,850     $ 7.89      424,398         $10.13

Options exercisable at
 end of year                   104,834        $8.99             169,302     $11.37                86,885   $12.84

The following table summarizes information about these plans at December 31, 1997:

                              Options Outstanding                  Options Exercisable
                  -----------------------------------------    --------------------------
                                                 Weighted-
                                                  Average              Weighted-                                  Weighted-
                                                 Remaining             Average                                    Average
Range of Exercise                              Contractual             Exercise                                   Exercise
   Prices                        Shares           Life                   Price                  Shares              Price
 -----------------------------------------    ------------------     -----------------     -----------------   ----------------
  $  2.69-$  5.00                 911,468       2.8 years                  $ 2.84                    --                   --
  $  5.01-$  7.50                 149,668       1.4 years                  $ 6.76                64,784               $ 6.81
  $  7.51-$ 10.00                  15,000        .5 years                  $ 8.50                10,050               $ 8.50
  $10.01- $ 12.50                      --              --                      --                    --                   --
  $12.51- $ 14.50                  30,000               0                  $13.88                30,000               $13.88
                             ------------                                                  ------------
                                1,106,136                                                       104,834

The outstanding options expire at various times during the period from January 1999 through October 2006.

The weighted-average fair value at date of grant for options granted in 1997, 1996 and 1995 were $1.28, $2.36 and $3.60, respectively.

Pro forma information regarding net loss and net loss per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to January 1, 1995 under the fair value method of the Statement. The fair value for these options was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 1997: risk-free interest rate of 6%, volatility factor of .434, a weighted-average expected life of the option of 3 years for employees and 10 years for officers and no dividend yields.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The company's pro forma information is as follows:

                                                     Year Ended
                                                  December 31, 1997
                                                  -----------------
Pro forma net loss                                    $(4,451,467)
Pro forma net loss per share                          $      (.29)

If the Company had elected to present the pro forma effects of applying Statement 123 for the years ended December 31, 1996 and 1995, no material difference in net loss or income, respectively, would have resulted.

The compensation expense and pro forma net income (loss) may not be indicative of amounts to be included in future periods.

8.  ACCRUED LIABILITIES

The components of accrued liabilities were as follows (in thousands):

                                           DECEMBER 31,
                                          1997     1996
                                        -----------------
     Accrued maintenance                 $16,652  $22,975
     Other accrued operating expenses      7,154    9,396
     Accrued salaries                      5,056    3,191
     Accrued interest                      1,161      109
     Accrued rent                          1,675    1,606
     Other                                 9,000    2,766
                                         ----------------
                                         $40,698  $40,043
                                         ================

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

On November 13, 1996, the United States Court of Appeals for the Second Circuit affirmed the judgment of the District Court approving the Settlement. On February 11, 1997, Branch filed a Petition for a Writ of Certiorari with the Supreme Court of the United States. On March 14, 1997, the Company filed a brief opposing Branch's Petition. On April 14, 1997, the Supreme Court of the United States denied Branch's Petition for Writ of Certiorari, which sought review of that affirmance.

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

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly financial data for 1997 and 1996 is as follows (in thousands except per share amounts):

                                               THREE MONTHS ENDED
                             ---------------------------------------------------------
                                  MARCH 31        JUNE 30   SEPTEMBER 30   DECEMBER 31
                             ---------------------------------------------------------
 1997
 ----
Operating revenues                $ 78,010     $112,576      $162,260      $108,656
                             =========================================================
Operating income (loss)           $ (7,074)    $  9,512      $ 17,627      $(12,613)
                             =========================================================
Net income (loss)                 $ (5,425)    $  3,583      $  8,495      $(10,548)
                             =========================================================
Net income (loss) per
    common share                  $   (.35)    $    .23      $    .56      $   (.69)
                             =========================================================
Net income (loss) per
    common share assuming
    dilution                      $   (.35)    $    .23      $    .55      $   (.69)
                             =========================================================

 1996
 ----
Operating revenues                $ 85,824     $113,910      $148,858      $ 69,227
                             =========================================================

Operating income (loss)           $(13,139)    $  5,146      $  3,479      $(19,012)
                             =========================================================

Net income (loss)                 $ (8,134)    $  2,923      $ (1,596)     $(14,076)
                             =========================================================

Net income (loss) per
   common share                   $   (.53)    $    .19      $   (.10)     $   (.92)
                             =========================================================

Net income (loss) per
   common share assuming
   dilution                       $   (.53)    $    .19      $   (.10)     $   (.92)
                             =========================================================

12.  RECEIVABLES

The components of receivables were as follows (in thousands):


                                                                                    December 31
                                                                            1997                  1996
                                                                   -------------------------------------------
Trade receivables                                                    $      28,985     $      20,517
Maintenance receivables                                                        640             8,596
                                                                   -------------------------------------------
                                                                            29,625            29,113
Less:  Allowance for doubtful accounts                                      (1,474)           (1,201)
                                                                   -------------------------------------------
                                                                     $      28,151     $      27,912
                                                                   ===========================================



13.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                  ------------------------------------------------------------------
                                                                            1997            1996                 1995
                                                                  ------------------------------------------------------------------
Numerator for basic earnings per share - (loss) income
  available to common stockholders                                          (3,895)         (20,883)              10,689

Numerator for diluted earnings per share-(loss) income
  available to common stockholders after assumed
  conversions                                                               (3,895)         (20,883)              10,689

Denominator:
   Denominator for basic earnings per share-weighted
   average shares                                                           15,290           15,290               15,290

   Effect of dilutive securities:
     Employee stock options                                                     --               --                   15
                                                                  ------------------------------------------------------------------
   Dilutive potential common shares                                             --               --                   15

   Denominator for diluted earnings per share-adjusted
     weighted-average shares and assumed conversions                        15,290           15,290               15,305
                                                                  ==================================================================


Basic earnings per share                                                    ($0.25)          ($1.37)             $  0.70
                                                                  ==================================================================


Diluted earnings per share                                                  ($0.25)          ($1.37)             $  0.70
                                                                  ==================================================================

                                        SCHEDULE II

                                TOWER AIR, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                 Years ended December 31, 1995, 1996 and 1997
                                (in thousands)

                                       Balance at        Charged to
                                       beginning of      Costs and                          Balance at
Allowance for doubtful accounts          period          Expenses        Deductions(a)      end of period
---------------------------------------------------------------------------------------------------------
Year ended December 31, 1995             $   397           $ 1,634        $    543              $ 1,488

Year ended December 31, 1996             $ 1,488           $ 1,009        $  1,296              $ 1,201

Year ended December 31, 1997             $ 1,201           $   775        $    502              $ 1,474

(a) Uncollectible accounts written off, net of recoveries.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:    March 30, 1998             TOWER AIR, INC.


                                         By:/s/ MORRIS K. NACHTOMI
                                            ----------------------------
                                            Morris K. Nachtomi
                                            Chief Executive Officer
                                            and Chairman of the
                                            Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March __, 1998 on behalf of the Registrant and in the capacities indicated.


 /s/  MORRIS K. NACHTOMI                 Chief Executive
-----------------------------------
     Morris K. Nachtomi                  Officer and Chairman of the
                                         Board of Directors (Principal
                                         Executive Officer)


 /s/ TERRY V. HALLCOM                    President & Executive Vice
-----------------------------------
     Terry V. Hallcom                    President-Operations (Acting
                                         Principal Financial Officer)


/s/  STEPHEN L. GELBAND                  Director
-----------------------------------
     Stephen L. Gelband



/s/  STEPHEN A. OSBORN                   Director
-----------------------------------
     Stephen A. Osborn



/s/  HENRY P. BAER                       Director
-----------------------------------
     Henry P. Baer



/s/  LEO-ARTHUR KELMENSON                Director
-----------------------------------
     Leo-Arthur Kelmenson

                               INDEX TO EXHIBITS
                               -----------------

      3(1)*    Restated Certificate of Incorporation of the Company
      3(2)*    By-Laws of the Company
      10(1)*   Employment Agreement between the Company and Morris K. Nachtom
     10(2)*    Employment Agreement between the Company and Ramesh Punwani
     10(3)*    Tower Air 1993 Long-Term Incentive Plan
     10(4)*    Tower Air, Inc. Executive Annual Incentive Plan
     10(5)*    Heller Financial Inc.- Loan and Security Agreement, Dated
               December 1, 1996
     10(6)*    Heller Financial Inc.- First Amendment to Loan and Security
               Agreement, Dated January 31, 1997
     10(7)*    Heller Financial Inc. - Second Amendment to Loan and Security
               Agreement, Dated March 13, 1997
     10(8)*    Sanwa Business Credit Corp.- Trust Agreement and Supplement,
               Dated October 1, 1996
     10(9)*    First Security Bank, National Association -Aircraft and Airframe
               Purchase and Sale Agreement, Dated October 1, 1996
     10(10)*   Finova Capital Corporation - Consolidated Aircraft and Engine
               Loan and Security Agreement, Dated March 25, 1996
     10(11)*   Finova Capital Corporation - $20,000,000 Loan Secured by Two B747
               Aircraft and Eight Engines, Dated January 30, 1996
     10(12)*   Finova Capital Corporation - First Amendment to Consolidated
               Aircraft and Engine Loan and Security Agreement, Dated May 8,
               1996
     10(13)*   Heller Financial, Inc. - Third Amendment to Loan and Security
               Agreement, Dated June 16, 1997
     10(14)*   Transamerica Business Corporation - Loan and Security Agreement,
               Dated August 16, 1997
     10(15)*   Heller Financial, Inc. - Amended and Restated Loan and Security
               Agreement, Dated September 1, 1997
     10(16)**  Finova Capital Corporation - Fourth Amendment to Consolidated
               Aircraft and Engine Loan and Security Agreement, Dated January
               17, 1997
     10(17)**  Finova Capital Corporation - Fifth Amendment to Consolidated
               Aircraft and Engine Loan and Security Agreement, Dated December
               24, 1997
     10(18)**  Protective Asset Management Loan and Security Agreement, Dated
               November 21, 1997
     10(19)**  Transamerica Business Credit Corporation - Security Agreement,
               Dated January 9, 1998
     10(20)**  Transamerica Business Credit Corporation - First Amendment to
               Security Agreement, Dated January 11, 1998
     10(21)** Funding Enterprises, LLC Loan Agreement, Dated February 6, 1998 10(22)** Employment Agreement between the Company and Terry V. Hallcom

     23        Consent of Ernst & Young LLP, Independent Auditors
     27        Financial Data Schedule for the year ended December 31, 1997

___________________
*Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-69148) or amendments thereto and incorporated by reference herein.

**Filed herewith.