Form 10-Q
period 1998-03-31
TOWER AIR INC
filed 1998-05-15
CIK 778718

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  --------------

                                    FORM 10-Q


            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________  TO ______________ .

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

     Yes X       No
         -         --

     As of April 30, 1998, there were 15,351,583 shares of Common Stock, par value $.01 per share, outstanding.

--------------------------------------------------------------------------------
                              Page 1 of 15 pages

                                 TOWER AIR, INC.
                               REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998


                                      INDEX

                                                                                                    PAGE
                                                                                                    ----
PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements


          Balance Sheets as of March 31, 1998 and December 31, 1997................................    3

          Statements of Operations for the three months ended  March 31, 1998 and  1997............    4

          Statements of Cash Flows for the three months ended March 31, 1998 and 1997..............    5

          Notes to Financial Statements............................................................    6

          Selected Operating Data..................................................................    9

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....   10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...............................   13

PART II.  OTHER INFORMATION........................................................................   14

SIGNATURES ........................................................................................   15

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                 TOWER AIR, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                                            MARCH 31,               DECEMBER 31,
                                                                              1998                     1997
                                                                           (UNAUDITED)                 (NOTE)
                                                                        ------------------        ---------------
ASSETS
------

Current Assets:
  Cash and cash equivalents                                             $            1,373        $         3,922
  Certificates of deposit, at cost,
    which approximates market                                                        2,157                  2,407
  Receivables, net                                                                  28,792                 28,151
  Income tax receivable                                                                150                  3,850
  Prepaid expenses and other current assets                                          1,381                    880
                                                                        ------------------        ---------------
       Total current assets                                                         33,853                 39,210

Property and Equipment, at cost:
  Flight equipment                                                                 433,205                419,851
  Ground property and equipment                                                     33,651                 33,489
                                                                        ------------------        ---------------
                                                                                   466,856                453,340
  Less accumulated depreciation and amortization                                   200,851                186,945
                                                                        ------------------        ---------------
                                                                                   266,005                266,395

Other Assets                                                                         6,105                  4,515
                                                                        ------------------        ---------------
                                                                        $          305,963        $       310,120
                                                                        ==================        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Notes payable                                                         $           22,718        $        21,038
  Accounts payable                                                                  56,027                 55,313
  Accrued liabilities                                                               29,347                 40,698
  Air traffic liability                                                             22,838                 18,867
  Current maturities of long-term debt                                              57,508                 43,273
                                                                        ------------------        ---------------
       Total current liabilities                                                   188,438                179,189

Long-Term Debt                                                                      63,035                 63,321
Deferred Income Taxes                                                               10,405                 16,399
Deferred Rent                                                                        1,836                  1,790

Stockholders' Equity:
  Preferred stock, $.01 par value;
    5,000,000 shares authorized; none issued                                            --                     --
  Common stock, $.01 par value;
    35,000,000 shares authorized;
    15,556,781issued                                                                   156                    155
  Additional paid-in capital                                                        44,037                 43,885
  Retained earnings deficit                                                          (433)                  6,892
  Less treasury stock, at cost (210,000 shares)                                    (1,511)                (1,511)
                                                                        ------------------        ---------------
       Total stockholders' equity                                                   42,249                 49,421
                                                                        ------------------        ---------------
                                                                        $          305,963        $       310,120
                                                                        ==================        ===============


See accompanying notes to financial statements.

Note: The Balance Sheet at December 31, 1997 has been derived from the audited financial statements at that date.

                                 TOWER AIR, INC.
                            STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                                              Three Months Ended
                                                                                  March 31
                                                                      ----------------------------------
                                                                           1998               1997
                                                                      ---------------    ---------------
OPERATING REVENUES:
   Scheduled Passenger Service                                        $       52,725     $       42,777
   Commercial Charter Service                                                 25,771             18,030
   Military Charter Service                                                   13,023             15,511
   Cargo Service                                                               3,462                314
   Other                                                                       1,759              1,378
                                                                      ---------------    ---------------
      Total operating revenues                                                96,740             78,010

OPERATING EXPENSES:
   Fuel                                                                       15,506             16,759
   Flight equipment rentals and insurance                                      8,282              4,926
   Maintenance                                                                11,699              7,967
   Crew costs and other                                                        6,568              5,512
   Aircraft and traffic servicing                                             18,866             14,596
   Passenger servicing                                                        12,285              9,985
   Promotion, sales and commissions                                           13,917             10,385
   General and administrative                                                  4,852              4,788
   Depreciation and amortization                                              14,120             10,166
                                                                      ---------------    ---------------
      Total operating expenses                                               106,095             85,084
                                                                      ---------------    ---------------

OPERATING LOSS                                                               (9,355)            (7,074)

OTHER EXPENSES (INCOME):
   Interest and other income                                                     67                   5
   Interest expense                                                           3,897               2,787
                                                                      ---------------    ---------------
      Total other expenses                                                     3,964              2,792
                                                                      ---------------    ---------------

LOSS BEFORE INCOME TAXES                                                    (13,319)            (9,866)
   Income Tax Benefit                                                        (5,994)            (4,441)
                                                                      ---------------    ---------------

NET LOSS                                                              $      (7,325)     $      (5,425)
                                                                      ===============    ===============

BASIC AND DILUTED LOSS PER SHARE                                      $        (.48)     $        (.35)
                                                                      ===============    ===============

WEIGHTED AVERAGE SHARES OUTSTANDING                                           15,347             15,290
                                                                      ===============    ===============



See accompanying notes to financial statements

                                 TOWER AIR, INC.
                            STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                              Three Months Ended March 31,
                                                                           ------------------------------------
                                                                                1998                   1997
                                                                           --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                $      (7,325)        $      (5,425)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
          Depreciation and amortization                                            14,120                10,166
          Provision for doubtful accounts                                              15                   234
          Deferred income taxes                                                   (5,994)               (4,441)
          Deferred rent                                                                46                 (177)
          Changes in operating assets and liabilities:
              Receivables                                                           (634)                 1,021
              Income tax receivable                                                 3,700                 6,397
              Prepaid expenses and other assets                                   (1,953)                   476
              Accounts payable and accrued liabilities                            (4,338)                 2,829
              Air traffic liability                                                 3,971                   608
                                                                           --------------        --------------
   Net cash provided by operating activities                                        1,608                11,688


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of flight equipment                                                  (11,875)              (25,215)
   Purchase of ground property and equipment                                        (162)                 (233)
   (Increase) decrease in certificates of deposit                                     250                 (250)
                                                                           --------------        --------------
   Net cash used in investing activities                                         (11,787)              (25,698)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                       121,812                92,754
   Principal payments on borrowings                                             (113,964)              (78,755)
   Proceeds stock option                                                              134                    --
   Other                                                                            (352)                  (89)
                                                                           --------------        --------------
   Net cash provided by financing activities                                        7,630                13,910
                                                                           --------------        --------------

   Net decrease in cash and cash equivalents                                      (2,549)                 (100)
   Cash and cash equivalents at beginning of period                                 3,922                 2,968
                                                                           --------------        --------------
   Cash and cash equivalents at end of period                              $        1,373        $        2,868
                                                                           ==============        ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                $        3,319        $        2,049

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
      Purchase of flight equipment accrued but not paid                    $        7,781        $        8,990
      Purchase of flight equipment financed through debt                   $        7,936        $        5,867




See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Tower Air, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. These interim financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.


2.       LONG-TERM DEBT

In November 1996, the Company borrowed $2,000,000 from a commercial finance institution. The note bears interest at 10.27% and was due December 1997. In January 1997, the Company borrowed an additional $2,000,000 from the same commercial finance institution. In December 1997, the loan agreement was amended and restated whereas the financial institution made an additional loan of approximately $4,000,000 from December 1997 through March 1998. The amended note bears interest at a rate of 10.27% per annum and is due in September 1998. Monthly principal and interest payments required under the amended note approximate $694,000. At March 31, 1998, the amount outstanding was approximately $4,668,000.

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

The Company entered into a finance agreement involving the conversion and refurbishment of six Pratt & Whitney JT9 engines during September 1997 through March 1998. In connection with this transaction, promissory notes were issued, totaling $21,253,844. The notes mature on various dates through July 1999. Related interest accrues at prime plus 2% per annum on the outstanding principal balance and required monthly payments approximate $1,300,000. The aggregate balance outstanding on the notes at March 31, 1998 was approximately $20,090,000.

The Company has a $25,000,000 line of credit with a financial institution which may be used for short term borrowings and/or letters of credit. The agreement, as amended in September 1997, expires on September 30, 1999. This $25,000,000 line of credit decreases to $15,000,000 during the Company's peak cash flow cycle starting June 1, 1998 through August 31, 1998. This line of credit further increases to $20,000,000 starting September 1, 1998 and thereafter reverts to $25,000,000 starting October 1, 1998 through the 1999 first quarter. Interest accrues on the outstanding credit line at a "base rate" equal to the higher of the Federal Reserve System prime loan rate plus 0.75% or the Federal Funds effective rate plus 0.75% (9.25% as of March 31, 1998). As of March 31, 1998, the Company had borrowings of approximately $22,700,000 and letters of credit of $1,962,000 outstanding. The credit line is primarily secured by the Company's trade receivables and spare parts inventory. The agreement was amended in 1998. See Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources.

In January 1998, the Company entered into an agreement with a financial institution to borrow $15,000,000. The proceeds of this borrowing were used to pay off the two existing balances of $7,500,000 and $3,757,000 respectively outstanding as of December 31, 1997 with the same financial institution. The note bears interest at prime plus 2.75% and is due in January 2000. The note is secured by twelve JT9D engines The aggregate balance outstanding on the note at March 31, 1998 was approximately $12,452,000.


3.       STOCKHOLDERS' EQUITY

In an effort to conserve cash, the Company did not pay a cash dividend on the Common Stock for the first quarter of 1998.


4.       INCOME TAXES

Income taxes are calculated at the estimated annual effective tax rate, which differs from the federal statutory rate of 35%, primarily due to the effect of state income taxes and certain nondeductible items.


5.       EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, Statement No. 128 replaced the calculation of primary earnings per share and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excluded any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been presented, and where appropriate, restated to conform to Statement No. 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:




                                                                            Three Months Ended March 31,
                                                                       --------------------------------------
                                                                             1998                 1997
                                                                       -----------------   ------------------
                                                                      (in thousands except for per share data)
                                                                            -------------------------

Numerator for basic and diluted earnings per share - loss
  available to common stockholders after assumed
  conversions                                                                (7325)              (5425)
                                                                         ===============================

Denominator for basic and diluted earnings per share-
  adjusted weighted average shares and assumed
  conversions                                                               15,347              15,290
                                                                         ===============================

Basic and diluted earnings per share                                     $   (.48)            $   (.35)
                                                                         ===============================


                                 TOWER AIR, INC.
                             SELECTED OPERATING DATA
                                   (Unaudited)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                   ---------------------------------------
                                                                                         1998                   1997
                                                                                   ------------------    -----------------


Scheduled Passenger Service:
  Revenue passengers carried
    (in thousands)                                                                             295                    222
  Revenue passenger miles
    (in thousands) (RPMs) (1)                                                              755,301                570,477
  Available seat miles
    (in thousands) (ASMs) (2)                                                              994,341                804,478
  Passenger load factor (3)                                                                 75.96%                 70.91%
  Yield per RPM (4)                                                                $         .0698       $          .0750
  Block hours flown (5)                                                                      4,697                  3,808
  Operating expense per ASM (6)                                                    $         .0559       $          .0547
  Revenue per block hour (7)                                                       $        11,225       $         11,233
  Variable  expense  per block hour (8)                                            $        10,124       $          9,899

Commercial Charter Service:
  Block hours flown (5)                                                                      3,741                  2,620
  Revenue per block hour (7)                                                       $         6,889       $          6,882
  Variable  expense  per block hour (8)                                            $         4,082       $          4,801

Military Charter Service:
  Block hours flown (5)                                                                      1,106                  1,307
  Revenue per block hour (7)                                                       $        11,775       $         11,868
  Variable  expense  per block hour (8)                                            $         7,156       $          8,309

Cargo Service:
  Block hours flown (5)                                                                        612                     41
  Revenue per block hour (7)                                                       $         5,657       $          7,659
  Variable  expense  per block hour (8)                                            $         3,314       $          2,562

Total:
  Block hours flown (5)                                                                     10,156                  7,776
  Revenue per block hour (7)                                                       $         9,352       $          9,855
  Variable  expense  per block hour (8)                                            $         7,165       $          7,851
  Average hours of daily utilization (9)                                                       9.3                    8.5
  Employees (at period-end)                                                                  1,987                  1,523
  Number of aircraft in service
     (at period-end)                                                                           17*                    17*


*One cargo aircraft temporarily out of service for mandatory modifications.
------------------------------------------------------------------

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

RESULTS OF OPERATIONS

For the three-month period ended March 31, 1998 (the "1998 First Quarter"), the Company recorded an operating loss of $9.4 million and a net loss of $7.3 million, or $0.48 per share. This compares with an operating loss of $7.1 million and a net loss of $5.4 million, or $0.35 per share, for the three-month period ended March 31, 1997 (the "1997 First Quarter"). The increase in net loss of $1.9 million for the 1998 First Quarter as compared to the 1997 First Quarter resulted from a substantial increase, 30.6%, in block hours coupled with higher costs arising from the late release of three aircraft from heavy maintenance and one aircraft from cargo conversion facilities. The increase in operating revenue of $18.7 million, or 24.0%, was not sufficient to offset the impact of higher costs associated with these delays.

OPERATING REVENUES. The Company's operating revenues for the 1998 First Quarter increased by $18.7 million, or 24.0%, to $96.7 million compared with operating revenues of $78.0 million in the 1997 First Quarter.

Scheduled passenger service revenues for the 1998 First Quarter increased $9.9 million, or 23.3%, to $52.7 million from $42.8 million in 1997 First Quarter. Scheduled passenger traffic (as measured in revenue passenger miles) for 1998 First Quarter increased by 32.4%, resulting in a load factor of 76.0% compared to 70.9% in the 1997 First Quarter. Higher operating revenues for the 1998 First Quarter were attributable to increased frequencies on existing routes. The Tel Aviv market increased demand contributed $4.3 million, or 26.6%, in revenue for the 1998 First Quarter over 1997. The domestic market demand also increased during the 1998 First Quarter which resulted in an increase of $10.2 million, or 48.5%, in revenue over the 1997 First Quarter. The enhanced activities in these markets were partially offset by the March 1997 discontinuation of Brazil scheduled passenger service.

Commercial charter revenue for the 1998 First Quarter increased by $7.8 million, or 42.9%, to $25.8 million from $18.0 million for the 1997 First Quarter, primarily due to the earlier inception of Hajj charter operations. Military charter revenue for the 1998 First

Quarter decreased by $2.5 million, or 16.1%, to $13.0 million from $15.5 million for the 1997 First Quarter primarily due to decreased activities related to the deployment or repatriation of troops. Cargo charter revenue increased from $0.3 million to $3.5 million in the 1998 First Quarter due to a new wet lease agreement with a South American airline. In addition, one of the Company's three cargo aircraft remains grounded to comply with restrictive Airworthiness Directive ("AD") requirements. Nine cargo aircraft owned by other carriers or institutions are also subject to the same AD requirements. The return of the grounded aircraft to full service is awaiting FAA approval of a repair program.

OPERATING EXPENSES. The Company's operating expenses for the 1998 First Quarter increased $21.0 million, or 24.7%, to $106.1 million from $85.1 million for the 1997 First Quarter. Operating expenses, excluding fuel and depreciation, rose by 31.5% in the 1998 First Quarter. While block hours increased by 30.6%, operating costs were impacted by the increased costs arising from the delayed release of three aircraft from heavy maintenance and one aircraft from cargo conversion facilities.

Aircraft fuel expenses for the 1998 First Quarter decreased $1.3 million, or 7.5%, to $15.5 million from $16.8 million for the 1997 First Quarter. The decrease in the 1998 First Quarter resulted from a 18.9% reduction in the cost of fuel offset by a 14.1% consumption increase.

Flight equipment rentals and insurance expenses for the 1998 First Quarter increased $3.4 million, or 68.1%, to $8.3 million from $4.9 million for the 1997 First Quarter. The increase was attributable to the sale and leaseback of three Boeing 747 aircraft and charges associated with the rental of additional aircraft and engines to support the Company's fleet requirements during the 1998 First Quarter.

Maintenance costs for the 1998 First Quarter increased $3.7 million, or 46.8%, to $11.7 million from $8.0 million for the 1997 First Quarter. The increase was due to the level of flying and increased maintenance reserves associated with aircraft and engine rentals.

Crew costs and other expenses for the 1998 First Quarter increased $1.1 million, or 19.2%, to $6.6 million from $5.5 million in the 1997 First Quarter. The increase was primarily due to a 30.6% increase in block hours flown.

Aircraft and traffic servicing expenses for the 1998 First Quarter increased $4.3 million, or 29.3%, to $18.9 million from $14.6 million for the 1997 First Quarter. The increase was primarily due to a 30.6% increase in block hours partially offset by cost reductions from renegotiated ground handling and servicing contracts.

Passenger servicing expenses for the 1998 First Quarter increased $2.3 million, or 23.0%, to $12.3 million from $10.0 million for the 1997 First Quarter. The increase was due to a higher level of flying partially offset by reduced catering costs and improved catering inventory controls.

Promotion, sales and commission expenses for the 1998 First Quarter increased $3.5 million, or 34.0%, to $13.9 million from $10.4 million for the 1997 First Quarter. The increase was primarily due to higher commission expenses related to higher scheduled passenger service revenues, and commercial charter service Hajj revenues in the First Quarter of 1998.

General and administrative expenses for the 1998 First Quarter increased $0.1 million, or 1.3%, to $4.9 million from $4.8 million for the 1997 First Quarter. As a percentage of operating revenue, general and administrative expenses for the 1998 First Quarter were 5.0% compared with 6.1% for the 1997 First Quarter.

Depreciation and amortization expenses for the 1998 First Quarter increased $3.9 million, or 38.9%, to $14.1 million from $10.2 million for the 1997 First Quarter. The increase was principally due to capitalized engine overhauls and heavy airframe maintenance.

OTHER EXPENSES AND INCOME. Interest expense for the 1998 First Quarter increased by $1.1 million, or 39.8%, to $3.9 million from $2.8 million for the 1997 First Quarter. The increase reflects a higher average outstanding debt balance in First Quarter 1998 resulting from the use of the line of credit established in December 1996 and additional borrowing during the 1998 First Quarter (See Note 2 to the Financial Statements for additional information regarding the financing of certain flight equipment expenditures).

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital and capital expenditure requirements with cash flow generated from operations and through lease, debt and equity financing.

The Company's cash, cash equivalents and certificates of deposit at March 31, 1998 and December 31,1997 were $3.5 million and $6.3 million, respectively. The Company generated cash from operations for the 1998 First Quarter of $1.6 million which included $3.7 million of proceeds related to 1997 tax refunds.

Net cash used in investing activities was $11.8 million for the 1998 First Quarter compared with $25.7 million for the 1997 First Quarter. The Company's expenditures for flight equipment were $11.9 million for the 1998 First Quarter compared with $25.2 million for the 1997 First Quarter. Expenditures for flight equipment in the 1998 First Quarter included the capitalized engine overhauls and heavy airframe maintenance (See Note 2 to the Financial Statements for additional information regarding the financing of certain flight equipment expenditures).

As of March 31, 1998, the Company had negative working capital of $154.6 million compared to negative working capital of $140.0 million as of December 31, 1997. Historically, the Company has operated with a working capital deficit.

The Company established a $12.5 million secured line of credit with Heller Financial, Inc. ("Heller") in December 1996. The line was increased to $18.0 million in January 1997 and then to $20.0 million in March 1997. In September 1997, the Company extended the line of credit to $25.0 million for two years with Heller. This $25.0 million line of credit decreases to $15.0 million during the Company's peak cash flow cycle starting June 1, 1998 through August 31, 1998. If the Company raises additional financing by July 31, 1998 this line of credit further increases to $20.0 million starting September 1, 1998 and reverts to $25.0 million starting October 1, 1998 through the 1999 First Quarter. If the Company does not raise additional financing by July 31, 1998, the line of credit remains at $15.0 million. The line of credit is secured by trade receivables and inventory, and the interest rate is prime plus 0.75% (9.25% at March 31, 1998). Under this line, $1.96 million of letters of credit have been issued to various suppliers and insurance companies. As of March 31, 1998, the Company had borrowed $22.7 million from the line of credit.

Since February 1998, the Company entered into four amendments (the "Amendments") to the Amended and Restated Loan and Security Agreement, dated September 1, 1997 (the "Loan Agreement"), with Heller. The Amendments provide, among other things, for (i) changes in the maximum amount of the revolving loan available during different periods, (ii) subordination of loans made to the Company by officers and directors, which are described in the Company's Annual Report on Form 10-K,
(iii) increases to the spread between the amount of collateral required and the amount available for borrowing under the Loan Agreement, and (iv) modification of the financial covenant relating to the Company's tangible net worth to facilitate compliance by the Company. The Amendments also limit the maximum amount of the revolving loan to $15,000,000 unless the Company raises additional financing by July 31, 1998. The Amendment have been filed as exhibits to this quarterly report on Form 10-Q. The Company is currently in compliance with the covenants under the Loan Agreement, as amended by the Amendments.

The Company believes that cash generated from operations as well as from the line of credit needs to be supplemented by additional debt financing during 1998 to finance working capital needs, capital expenditures and debt repayments. Discussions are currently in progress with financial institutions to refinance and restructure borrowings secured by owned assets.

The Company has been negotiating revised payment terms with vendors and other creditors for settlement of current obligations, some of which are secured. Payment agreements have been made with all major vendors and with several other vendors.

In an effort to conserve cash, the Company did not pay a cash dividend for the First Quarter of 1998.


YEAR 2000

The Company has determined that due to its most recent software upgrades, its internal systems will function properly with respect to dates in the year 2000 and beyond. The Company has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                           None.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The only change in legal proceedings as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 is the following:

The tentative settlement of the Tennessee State Court action Federal Express
                                                             ---------------
Corporation v. Tower Air, Inc. and the United States District Court for the
------------------------------
Eastern District of New York action Tower Air, Inc. v. Federal Express
                                    ----------------------------------
Corporation was made final on February 9, 1998.
-----------

ITEM 2.  CHANGES IN SECURITIES.

               None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

               None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.


ITEM 5.  OTHER INFORMATION.

               Nathan Nelson has been appointed Chief Financial Officer and Treasurer on May 11, 1998.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               10(23) Heller Financial Inc. - First Amendment to Amended & Restated Loan & Security Agreement, dated February 27, 1998

               10(24) Heller Financial Inc. - Subordination Agreement dated April 12, 1998

               10(25) Heller Financial Inc. - Second Amendment to Amended & Restated Loan & Security Agreement, dated April 24, 1998

               10(26) Heller Financial Inc. - Third Amendment to Amended & Restated Loan & Security Agreement, dated May 1, 1998

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Tower Air, Inc.
                                     (Registrant)



Date:  May 15, 1998                  /s/ Morris K. Nachtomi
                                     ----------------------
                                     Morris K. Nachtomi
                                     Chief Executive Officer
                                     and Chairman of the Board of Directors
                                     (Principal Executive Officer)



Date:  May 15, 1998                   /s/ Terry V. Hallcom
                                      --------------------
                                      Terry V. Hallcom
                                      President and Executive Vice President-
                                      Operations
                                      (Acting Principal Financial and Accounting
                                       Officer)