Form 10-Q/A
period 1998-03-31
TOWER AIR INC
filed 1998-05-19
CIK 778718

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q/A
                               (Amendment No.1)

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

        The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 as set forth below:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


               10(23)* Heller Financial Inc. - First Amendment to Amended & Restated Loan & Security Agreement, dated February 27, 1998

               10(24) Heller Financial Inc. - Second Amendment to Amended & Restated Loan & Security Agreement, dated April 24, 1998

               10(25) Heller Financial Inc. - Third Amendment to Amended & Restated Loan & Security Agreement, dated May 1, 1998

               10(26) Heller Financial Inc. - Fourth Amendment to Amended & Restated Loan & Security Agreement, dated May 5, 1998

               10(27)* Heller Financial Inc. - Subordination Agreement dated April 12, 1998

               27*      Financial Data Schedule

               * (Filed as an exhibit to the Registrant's First Amendment to its Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1998, which was filed in electronic format on May 18, 1998.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Tower Air, Inc.
                                     (Registrant)



Date:  May 18, 1998                  /s/ Morris K. Nachtomi
                                     ----------------------
                                     Morris K. Nachtomi
                                     Chief Executive Officer
                                     and Chairman of the Board of Directors
                                     (Principal Executive Officer)



Date:  May 18, 1998                   /s/ Terry V. Hallcom
                                      --------------------
                                      Terry V. Hallcom
                                      President and Executive Vice President-
                                      Operations
                                      (Acting Principal Financial and Accounting
                                       Officer)