Form 10-Q
period 1998-06-30
TOWER AIR INC
filed 1998-07-15
CIK 778718

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM       TO    .

                         COMMISSION FILE NUMBER 0-22526

                                TOWER AIR, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                               11-2621046
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


HANGAR NO. 17
J.F.K. INTERNATIONAL AIRPORT
JAMAICA, N.Y.                                            11430
(ADDRESS OF PRINCIPAL EXECUTIVE                        (ZIP CODE)
OFFICES)

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

  As of June 30, 1998, there were 15,363,256 shares of Common Stock, par value $.01 per share, outstanding.

--------------------------------------------------------------------------------
                               Page 1 of 19 pages

                      TOWER AIR, INC. REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements
          Balance Sheets as of June 30, 1998
           and December 31, 1997..........................................    3
          Statements of Operations for the three months and six months ended
           June 30, 1998 and 1997.........................................    4
          Statements of Cash Flows for the six months ended June 30,
           1998 and 1997..................................................    5
          Notes to Financial Statements...................................    6
          Selected Operating Data.........................................    8
 Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................    9
 Item 3.  Quantitative and Qualitative Disclosures about Market Risk......   17
 PART II. OTHER INFORMATION...............................................   18
 SIGNATURES................................................................  19

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                TOWER AIR, INC.
                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        JUNE 30,   DECEMBER 31,
                                                          1998         1997
                                                       (UNAUDITED)    (NOTE)
                                                       ----------- ------------
ASSETS
------

Current Assets:
 Cash and cash equivalents............................  $  3,010     $  3,922
 Certificates of deposit, at cost, which approximates
  market..............................................     2,157        2,407
 Receivables, net.....................................    33,946       28,151
 Income tax receivable................................       150        3,850
 Prepaid expenses and other current assets............     1,301          880
                                                        --------     --------
  Total current assets................................    40,564       39,210
Property and Equipment, at cost:
 Flight equipment.....................................   431,697      419,851
 Ground property and equipment........................    33,878       33,489
                                                        --------     --------
                                                         465,575      453,340
 Less accumulated depreciation and amortization.......   209,474      186,945
                                                        --------     --------
                                                         256,101      266,395
 Other Assets.........................................    10,173        4,515
                                                        --------     --------
                                                        $306,838     $310,120
                                                        ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
 Notes payable........................................  $ 11,019     $ 21,038
 Accounts payable.....................................    60,751       55,313
 Accrued liabilities..................................    31,795       40,698
 Air traffic liability................................    27,892       18,867
 Current maturities of long-term debt (Note 2)........    65,148       43,273
                                                        --------     --------
  Total current liabilities...........................   196,605      179,189
Long-Term Debt (Note 2)...............................    54,488       63,321
Deferred Income Taxes.................................    10,815       16,399
Deferred Rent.........................................     1,795        1,790
Stockholders' Equity (Note 3):
 Preferred stock, $.01 par value; 5,000,000 shares
  authorized; none issued.............................       --           --
 Common stock, $.01 par value; 35,000,000 shares
  authorized; 15,573,256 issued.......................       156          155
 Additional paid-in capital...........................    44,422       43,885
 Retained earnings....................................        68        6,892
 Less treasury stock, at cost (210,000 shares)........    (1,511)      (1,511)
                                                        --------     --------
  Total stockholders' equity..........................    43,135       49,421
                                                        --------     --------
                                                        $306,838     $310,120
                                                        ========     ========

See accompanying notes to financial statements.

-----------
Note: The Balance Sheet at December 31, 1997 has been derived from the audited financial statements at that date.

                                TOWER AIR, INC.
                            STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                           JUNE 30,             JUNE 30,
                                      --------------------  ------------------
                                        1998       1997       1998      1997
                                      ---------  ---------  --------  --------
OPERATING REVENUES:
 Scheduled Passenger Service......... $  74,005  $  55,067  $126,730  $ 97,844
 Commercial Charter Service..........    18,774     38,484    44,545    56,514
 Military Charter Service............    17,620     16,260    30,643    31,771
 Cargo Service.......................     6,327        652     9,789       966
 Other...............................     2,830      2,113     4,589     3,491
                                      ---------  ---------  --------  --------
  Total operating revenues...........   119,556    112,576   216,296   190,586
OPERATING EXPENSES:
 Fuel................................    17,031     15,524    32,537    32,283
 Flight equipment rentals and
  insurance..........................     9,136      6,399    17,418    11,325
 Maintenance.........................    13,791     12,745    25,490    20,712
 Crew costs and other................     8,774      7,609    15,342    13,121
 Aircraft and traffic servicing......    19,832     15,880    38,698    30,476
 Passenger servicing.................    13,352     10,656    25,637    20,641
 Promotion, sales and commissions....    16,188     16,887    30,105    27,272
 General and administrative..........     4,621      4,651     9,473     9,439
 Depreciation and amortization.......    12,906     12,713    27,026    22,879
                                      ---------  ---------  --------  --------
  Total operating expenses...........   115,631    103,064   221,726   188,148
                                      ---------  ---------  --------  --------
OPERATING INCOME (LOSS)..............     3,925      9,512    (5,430)    2,438
OTHER (INCOME) EXPENSES:
 Other (income)......................      (862)       (23)     (795)      (18)
 Interest expense....................     3,877      3,022     7,774     5,809
                                      ---------  ---------  --------  --------
  Total other expenses...............     3,015      2,999     6,979     5,791
                                      ---------  ---------  --------  --------
INCOME (LOSS) BEFORE INCOME TAXES....       910      6,513   (12,409)   (3,353)
 Income Tax Provision (Benefit)......       409      2,930    (5,585)   (1,511)
                                      ---------  ---------  --------  --------
NET INCOME (LOSS).................... $     501  $   3,583  $ (6,824) $ (1,842)
                                      =========  =========  ========  ========
BASIC AND DILUTED INCOME (LOSS) PER
 SHARE............................... $    0.03  $    0.23  $  (0.44) $  (0.12)
                                      =========  =========  ========  ========
WEIGHTED AVERAGE SHARES OUTSTANDING..    15,343     15,290    15,343    15,290
                                      =========  =========  ========  ========

See accompanying notes to financial statements.

                                TOWER AIR, INC.
                            STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                    SIX MONTHS ENDED JUNE 30,
                                                    --------------------------
                                                        1998          1997
                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss.......................................... $     (6,824) $     (1,842)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation and amortization...................       27,026        22,879
   Provision for doubtful accounts.................          189           --
   Deferred income taxes...........................       (5,585)       (1,511)
   Deferred rent and other.........................          346          (130)
   (Gain) Loss on disposal of property and
    equipment......................................         (846)           15
   Changes in operating assets and liabilities:
    Receivables....................................       (5,973)       (6,268)
    Income tax receivable..........................        3,700         6,397
    Prepaid expenses and other assets..............       (5,794)        2,456
    Accounts payable and accrued liabilities.......        8,683        (6,232)
    Air traffic liability..........................        9,025         6,956
                                                    ------------  ------------
 Net cash provided by operating activities.........       23,947        22,720
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of flight equipment......................      (17,855)      (32,895)
 Purchase of ground property and equipment.........         (390)         (108)
 Proceeds from sale of property and equipment......        2,400           100
 Decrease (Increase) in certificates of deposit....          250        (1,725)
                                                    ------------  ------------
 Net cash used in investing activities.............      (15,595)      (34,628)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings..........................      213,716       200,614
 Principal payments on borrowings..................     (222,453)     (187,090)
 Proceeds from the exercise of stock options.......          189           --
 Other.............................................         (716)         (308)
                                                    ------------  ------------
 Net cash (used in) provided by financing
  activities.......................................       (9,264)       13,216
                                                    ------------  ------------
 Net (decrease) increase in cash and cash
  equivalents......................................         (912)        1,308
 Cash and cash equivalents at beginning of period..        3,922         2,968
                                                    ------------  ------------
 Cash and cash equivalents at end of period........ $      3,010  $      4,276
                                                    ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for interest.......... $      7,196  $      5,523
 Cash paid during the period for income taxes, net. $        --   $         24
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
 Purchase of flight equipment accrued but not paid. $      2,088  $     16,643
 Purchase of flight equipment financed through
  debt............................................. $     11,760  $      5,867

See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Tower Air, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. These interim financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months and the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

2. LONG-TERM DEBT

In September 1997, the Company entered into the Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Heller Financial, Inc. ("Heller") which extended the term of a line of credit until September 1999. The line of credit, which is for $15.0 million, is secured by accounts receivable, general intangibles, inventory, intellectual property, cash held in the Company's lock-box account, one spare airframe, aircraft spare parts and landing and gate rights.

Since February 1998, the Company has entered into six amendments to the Loan Agreement providing, among other things, for (i) changes in the maximum amount of the revolving loan during different periods; (ii) subordination of loans made to the Company by officers and directors; (iii) increases to the spread between the amount of collateral required and the amount of available borrowing under the Loan Agreement; (iv) modification of the financial covenant relating to the Company's Tangible Net Worth (as defined therein) to facilitate compliance by the Company; and (v) increases in the interest rate from Prime (as defined therein) plus 0.75% to Prime plus 1.50% (10.0% at June 30, 1998). Through a combination of the fourth amendment on May 14, 1998 and the sixth amendment on July 13, 1998, the Company and Heller agreed to modify the Tangible Net Worth covenant in the Loan Agreement by reducing the amount of Tangible Net Worth the Company is required to maintain from $47.0 million prior to August 31, 1998 and $55.0 million thereafter to $35.0 million through May 1998, $38.0 million for June 1998, $47.5 million through August 1, 1998 and $55.0 million from August 31, 1998 and thereafter. On June 1, 1998, the fifth amendment permanently limited the maximum amount of borrowings under the facility to $15.0 million beginning on June 29, 1998, a decrease from the $25.0 million maximum amount originally permitted. The sixth amendment to the Loan Agreement waived defaults resulting from the repayment of the 12% Note (as defined herein), the issuance of the Nachtomi Note (as defined herein) and the defaults referred to below. As of June 30, 1998, the Company had $11.0 million of obligations outstanding under the Loan Agreement, of which an additional $2.0 million consisted of letters of credit issued to various suppliers and insurance companies.

In January 1998, the Company entered into a loan agreement with a commercial financial institution for $13.6 million secured by twelve Pratt & Whitney JT9D engines, of which $11.3 million was used to pay the balance remaining on two previous agreements with the same commercial financial institution and $1.6 million was paid toward engines under repair.

In February and March 1998, the Company borrowed $6.0 million which bears interest at a rate of 12% (the "12% Note") from Funding Enterprises, LLC, a limited liability company in which the Company's Chairman and former President were members. On July 1, 1998, the Company discharged its obligations under the 12% Note by issuing a new note (the "Nachtomi Note"), due August 7, 1998, to the Company's Chairman in the principal amount of $3.0 million and repaying the balance of the 12% Note in cash. The Nachtomi Note bears interest at an annual rate of 12.0% which increases to 15.0% after August 7, 1998. In connection with the 12% Note, warrants for the purchase of 1.2 million shares of Common Stock of the Company were issued with an exercise price of $5.00. The warrants expire in February 2008.

From time to time during 1998, the Company has been in default under certain provisions of the Loan Agreement, including maintenance of minimum levels of Tangible Net Worth (as defined therein) and EBITDA (as defined therein). The Company has entered into amendments with Heller waiving such defaults, and is currently in compliance with such provisions as they have been amended. In addition, the Company does not meet the minimum net worth requirements of an operating lease agreement entered into connection with a sale and leaseback transaction, but has obtained a waiver of that provision through September 1, 1998. The Company has also been notified that it was in default under three separate engine lease agreements because certain lease payments were due and were not timely paid. The Company has negotiated waivers and revised payment schedules to remedy such defaults. These defaults may have constituted defaults under certain of the Company's other debt instruments and leases and the Company has obtained waivers of such cross-defaults from the respective parties.

The Company has obtained agreements with other lessors for deferred or revised payment terms for approximately $8.1 million of lease and maintenance reserve payments. In addition the Company agreed with certain of its vendors and suppliers to extend payment terms, and has, in some cases, obtained payment extensions with respect to certain of the Company's current obligations. As a result of some of the payment term extensions, the Company is required to pay interest on the deferred amounts.

To the extent that the Company's access to capital is constrained, the Company may not be able to make certain capital expenditures, meet certain other requirements or continue to implement certain other aspects of its strategic plan. The Company's ability to make scheduled principal and interest payments and to refinance its indebtedness and to meet its other obligations and future capital commitments will be dependent upon its financial and operating performance, which is subject to general economic conditions and to financial, business and other factors, including factors beyond its control. Although management believes that the Company's cash flow from its operations and financing activities should be sufficient in the next twelve months to meet the Company's debt service and other obligations, future capital commitments and liquidity requirements, the airline industry in general and the Company in particular are subject to significant risks and uncertainties. Therefore, there can be no assurance that the Company's operating results and financing activities will be sufficient in the foreseeable future to meet such obligations and commitments.

3. STOCKHOLDERS' EQUITY

In an effort to conserve cash, the Company did not pay a cash dividend on the Common Stock during the six months ended June 1998.

4. INCOME TAXES

Income taxes are calculated at the estimated annual effective tax rate, which differs from the federal statutory rate of 35%, primarily due to the effect of state income taxes and certain nondeductible items.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                         THREE MONTHS ENDED  SIX MONTHS ENDED
                                              JUNE 30,           JUNE 30,
                                         ------------------- ------------------
                                           1998      1997      1998      1997
                                         --------- --------- --------  --------
Numerator for basic earnings per share-
 income (loss) available to common
 stockholders..........................        501     3,583   (6,824)   (1,842)
Numerator for diluted earnings per
 share-income (loss) available to
 common stockholders after assumed
 conversions...........................        501     3,583   (6,824)   (1,842)
Denominator:
  Denominator for basic earnings per
   share-weighted average shares.......     15,343    15,290   15,343    15,290
Effect of dilutive securities:
  Employee stock options...............        175        77      --        --
                                         --------- --------- --------  --------
Dilutive potential common shares.......        175        77      --        --
Denominator for diluted earnings per
 share-adjusted
 weighted-average shares and assumed
 conversions...........................     15,518    15,367   15,343    15,290
                                         ========= ========= ========  ========
Basic earnings per share...............  $    0.03 $    0.23 $  (0.44) $  (0.12)
                                         ========= ========= ========  ========
Diluted earnings per share.............  $    0.03 $    0.23 $  (0.44) $  (0.12)
                                         ========= ========= ========  ========

                                TOWER AIR, INC.
                            SELECTED OPERATING DATA
                                  (Unaudited)

                                        THREE MONTHS       SIX MONTHS ENDED
                                       ENDED JUNE 30,          JUNE 30,
                                      ------------------  --------------------
                                        1998      1997      1998       1997
                                      ---------  -------  ---------  ---------
Scheduled Passenger Service:
 Revenue passengers carried (in
  thousands).........................       334      253        629        475
 Revenue passenger miles (in
  thousands) (RPMs)(1)...............   913,834  706,595  1,669,135  1,277,072
 Available seat miles (in thousands)
  (ASMs)(2).......................... 1,251,409  959,510  2,245,750  1,763,988
 Passenger load factor(3)............     73.02%   73.64%     74.32%     72.40%
 Yield per RPM(4).................... $   .0810  $ .0779  $   .0759  $   .0766
 Block hours flown(5)................     5,982    4,530     10,679      8,338
 Operating expense per ASM(6)........ $   .0536  $ .0464  $   .0546  $   .0498
 Revenue per block hour(7)........... $  12,376  $12,156  $  11,867  $  11,735
 Variable expense per block hour(8).. $  10,092  $ 8,655  $  10,016  $   8,898
Commercial Charter Service:
 Block hours flown(5)................     2,814    5,973      6,555      8,593
 Revenue per block hour(7)........... $   6,672  $ 6,443  $   6,796  $   6,577
 Variable expense per block hour(8).. $   3,743  $ 3,448  $   3,937  $   3,484
Military Charter Service:
 Block hours flown(5)................     1,501    1,387      2,607      2,694
 Revenue per block hour(7)........... $  11,739  $11,723  $  11,754  $  11,793
 Variable expense per block hour(8).. $   6,854  $ 6,226  $   6,982  $   7,529
Cargo Service:
 Block hours flown(5)................     1,315      198      1,927        239
 Revenue per block hour(7)........... $   4,811  $ 3,293  $   5,080  $   4,042
 Variable expense per block hour(8).. $   2,000  $ 2,094  $   2,417  $   1,804
Total:
 Block hours flown(5)................    11,612   12,088     21,768     19,864
 Revenue per block hour(7)........... $  10,052  $ 9,138  $   9,726  $   9,419
 Variable expense per block hour(8).. $   7,218  $ 5,695  $   7,193  $   6,285
 Average hours of daily utilization..       8.8     14.8        9.0       11.4
 Employees (at period-end)...........     1,989    1,565      1,989      1,565
 Number of aircraft in service(9)....        16       16         16         16

--------
(1) "Revenue passenger miles" or "RPMs" represent the number of miles flown by revenue passengers.
(2) "Available seat miles" or "ASMs" represent the number of seats available for passengers multiplied by the number of miles those seats are flown.
(3) "Passenger load factor" represents revenue passenger miles divided by available seat miles.
(4) "Yield per RPM" represents total revenue from scheduled passenger service divided by RPMs.
(5) "Block hours" represent the period of time between the aircraft's departure from the place where it is parked to its arrival at its destination.
(6) "Operating expense per ASM" represents certain direct variable costs for scheduled passenger service, which include passenger service, passenger liability insurance, catering, crew costs, fuel, landing and handling fees, maintenance, navigation fees, "power by the hour" rent and marketing and reservations, and an allocation of certain fixed costs based on block hours, divided by total scheduled passenger service ASMs.
(7) "Revenue per block hour" represents total revenue from scheduled passenger service, commercial charter service, military charter service and cargo service divided by total block hours flown.
(8) "Variable expense per block hour" represents total direct variable costs, which include passenger liability insurance, catering, crew costs, commissions, fuel, landing and handling fees, maintenance, navigation fees and insurance and "power by the hour" rent, divided by block hours.
(9) For the relevant periods, aircraft in service (at the end of each period) excludes a cargo aircraft which has been out of service since February 1996 pursuant to certain Airworthiness Directive requirements ("ADs") and two passenger aircraft which have not been in the active fleet since June 1997 and January 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements incorporate assumptions that entail uncertainties and unknown risks. A variety of factors may cause the actual results and performance of the Company or industry to differ materially from any future results or performance expressed or implied by such forward-looking statements. The factors related to the Company include, among others, the following: substantial indebtedness; significant capital expenditure requirements and limited liquidity; recent operating losses and future uncertainties relating to results of operations; the age of the fleet and noise reduction requirements; dependency on aircraft availability; capital intensive nature of aircraft acquisitions; international business risks; dependence on certain routes and charters; control by the principal stockholder, Morris Nachtomi; new management and dependence on key personnel; employee relations; relations with travel agents and tour operators and insurance coverage. In addition, factors related to the industry include, among other things, the following: competition; the cost of fuel; government regulation and political, social and economic conditions.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30,
1997

For the three months ended June 30, 1998 (the "1998 Second Quarter"), the Company reported an operating profit of $3.9 million compared to an operating profit of $9.5 million for the three months ended June 30, 1997 (the "1997 Second Quarter"). The net income in the 1998 Second Quarter was $0.5 million compared to net income of $3.6 in the 1997 Second Quarter. Scheduled passenger service unit operating expenses (per scheduled ASM) rose by 15.5% in the 1998 Second Quarter compared with the 1997 Second Quarter. Overall operating margins decreased from 8.4% in the 1997 Second Quarter to 3.3% in the 1998 Second Quarter.

OPERATING REVENUES. The Company's total operating revenues increased by $7.0 million, or 6.2%, to $119.6 million in the 1998 Second Quarter from $112.6 million in the 1997 Second Quarter.

Scheduled passenger service revenues increased $18.9 million, or 34.4%, to $74.0 million in the 1998 Second Quarter from $55.1 million in the 1997 Second Quarter. This increase was primarily attributable to increased frequencies on certain existing routes and an increase in yields partially offset by a lower load factor. Scheduled passenger traffic (as measured in RPMs) for the 1998 Second Quarter increased by 29.3% and scheduled capacity (as measured in ASMs) for the 1998 Second Quarter increased 30.4%, resulting in a load factor of 73.0% in the 1998 Second Quarter compared to 73.6% in the 1997 Second Quarter. For the 1998 Second Quarter, passenger yield was $.0810 per RPM compared with $.0779 per RPM for the 1997 Second Quarter, a 4.0% increase. Increased yields were due primarily to an increase in the average ticket price. Domestic market demand also increased during the 1998 Second Quarter which resulted in an increase of $13.1 million, or 61.3%, in additional revenue for the 1998 Second Quarter over the 1997 Second Quarter. The Company also realized a $2.5 million, or 8.9%, increase in Tel Aviv revenues due to increased demand in this market.

Commercial charter revenues decreased $19.7 million, or 51.2%, to $18.8 million in the 1998 Second Quarter from $38.5 million in the 1997 Second Quarter. This decrease was primarily due to the earlier inception of Hajj charter operations that began in early March in 1998 compared to the start of the Hajj in late March in 1997, and the cancellation of certain charter flights that were scheduled to commence in March 1998 because of the late release of three aircraft from heavy maintenance facilities.

Military charter revenues increased by $1.4 million, or 8.4%, to $17.6 million in the 1998 Second Quarter from $16.3 million in the 1997 Second Quarter primarily as a result of increased activities related to the deployment or repatriation of troops. The military charter business depends in large part upon the deployment or repatriation of troops, and revenues from this market are subject to significant fluctuation.

Cargo service revenue increased to $6.3 million in the 1998 Second Quarter from $0.7 million in the 1997 Second Quarter due to a new aircraft, crew, maintenance and insurance contract ("ACMI Contract") with a South American airline and the addition of an aircraft in March 1998 to the Company's cargo fleet as a result of the conversion of a leased passenger aircraft. The Company had operated only one cargo aircraft since February 1996, when the FAA promulgated certain ADs which restricted the cargo carrying capacity of one of the Company's Boeing 747-100 cargo aircraft, as well as nine other similarly converted Boeing 747-100 cargo aircraft operated by other carriers. At that time, the Company decided to ground the aircraft rather than operate it with the restricted payload as required by such ADs. In order to return the cargo capacity of such aircraft to what the Company believes to be economically attractive levels, an FAA-approved modification plan will be required. Such modifications are being designed and tested by the GATX-Airlog Co.

OPERATING EXPENSES. The Company's operating expenses increased $12.6 million, or 12.2%, to $115.6 million in the 1998 Second Quarter from $103.1 million in the 1997 Second Quarter. Operating expenses, excluding aircraft fuel and depreciation, increased 14.5% in the 1998 Second Quarter. This increase in operating expenses reflected a number of factors, including (i) delayed completion of overhauls on eight of the Company's owned engines due in part to the Company's cash deficiencies, resulting in an increase in the number of engines leased by the Company, (ii) higher rental expense as a result of the addition of two aircraft to the Company's fleet and the conversion of one aircraft to cargo configuration, and (iii) increased crew costs resulting from certain of the Company's commercial charter operations.

Aircraft fuel expenses increased $1.5 million, or 9.7%, to $17.0 million in the 1998 Second Quarter from $15.5 million in the 1997 Second Quarter. This increase reflected a 19.0% increase in fuel consumption partially offset by a 7.1% decrease in the cost of fuel.

Flight equipment rentals and insurance expenses increased $2.7 million, or 42.8%, to $9.1 million in the 1998 Second Quarter from $6.4 million in the 1997 Second Quarter. This increase was attributable to charges associated with the rental of two additional leased aircraft to support the Company's fleet requirements as well as increased aircraft rent resulting from the conversion of one leased aircraft from passenger to cargo configuration. In addition, rental expenses associated with certain flight equipment increased in the 1998 Second Quarter relative to the 1997 Second Quarter in accordance with the terms of the relevant sale and leaseback transaction. Furthermore, the Company incurred approximately $1.7 million in engine rental charges as a result of the delayed completion of work on certain of the Company's owned engines.

Maintenance costs increased $1.0 million, or 8.2%, to $13.8 million in the 1998 Second Quarter from $12.7 million in the 1997 Second Quarter. This increase was attributable primarily to increased maintenance reserves associated with aircraft and engine rentals. Increased maintenance costs for the 1998 Second Quarter included $2.2 million in maintenance reserves associated with the rental engines described above. This increase was partially offset by the Company's May 1998 implementation of an FAA-approved program which allows the Company to reduce expenses associated with bench-testing serviceable spare part components at third-party facilities.

Crew costs and other expenses increased $1.2 million, or 15.3%, to $8.8 million in the 1998 Second Quarter from $7.6 million in the 1997 Second Quarter. This increase primarily resulted from certain foreign regulations affecting certain of the Company's charter operations which are more restrictive than FAA regulations, resulting in increased crew costs, such as additional overtime, per diem and hotel costs.

Aircraft and traffic servicing expenses increased $4.0 million, or 24.9%, to $19.8 million in the 1998 Second Quarter from $15.9 million in the 1997 Second Quarter. This increase resulted primarily from the change in the Company's business mix described above. Scheduled service block hours, where the Company is responsible for all expenses, increased from 4530 to 5982. As a percentage of total block hours, scheduled service block hours represented 51.5% in the 1998 Second Quarter compared to 37.5% in the 1997 Second Quarter.

Passenger servicing expenses increased $2.7 million, or 25.3%, to $13.4 million in the 1998 Second Quarter from $10.7 million in the 1997 Second Quarter. This increase resulted primarily from the change in the Company's business mix described above.

Promotion, sales and commission expenses decreased $0.7 million, or 4.1%, to $16.2 million in the 1998 Second Quarter from $16.9 million in the 1997 Second Quarter. This decrease was primarily due to lower commission expenses from decreased Hajj commercial charter revenues partially offset by higher commission expenses from increased scheduled passenger service revenues in the 1998 Second Quarter.

General and administrative expenses decreased to $4.6 million in the 1998 Second Quarter from $4.7 million in the 1997 Second Quarter. As a percentage of operating revenue, general and administrative expenses for the 1998 Second Quarter were 3.9% compared with 4.1% for the 1997 Second Quarter.

Depreciation and amortization expenses increased $0.2 million, or 1.5%, to $12.9 million in the 1998 Second Quarter from $12.7 million in the 1997 Second Quarter. This increase was primarily due to depreciation expenses associated with capitalized engine overhauls and heavy airframe maintenance, which was partially offset by the June 1998 revision to the Company's maintenance program that involves spreading certain work typically performed during infrequent major overhauls over the course of more frequent, smaller maintenance checks. This revision also schedules heavy service maintenance overhauls as a function of both aircraft utilization and elapsed time since the last heavy overhaul while the prior program scheduled heavy maintenance overhauls based solely on the elapsed time. As a result of the revision, the Company is able to depreciate its heavy airframe maintenance overhaul expenses over a longer time period.

OTHER EXPENSES AND INCOME. Interest expense increased $0.9 million, or 28.3%, to $3.9 million in the 1998 Second Quarter from $3.0 million in the 1997 Second Quarter. This increase primarily reflects a higher average outstanding debt balance in the 1998 Second Quarter, increases in the interest rate under the Loan Agreement and a one-time charge of $0.4 million associated with warrants issued in connection with borrowings from Funding Enterprises LLC.

INCOME TAX PROVISION. The income tax provision for the 1998 Second Quarter was $2.5 million compared with $2.9 million in the 1997 Second Quarter. This decrease was principally attributable to reduced profits earned during the period.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

For the six months ended June 30, 1998 (the "1998 First Half"), the Company reported an operating loss of $5.4 million compared to an operating profit of $2.4 million for the six months ended June 30, 1997 (the "1997 First Half"). The net loss in the 1998 First Half was $6.8 million compared to a net loss of $1.8 million in the 1997 First Half. Scheduled passenger service unit operating expenses (per scheduled ASM) increased by 9.6% in the 1998 First Half compared with the 1997 First Half. Overall operating margins decreased to (2.5)% in the 1998 First Half from 1.3% in the 1997 First Half.

OPERATING REVENUES. The Company's total operating revenues increased by $25.7 million, or 13.5%, to $216.3 million in the 1998 First Half from $190.6 million in the 1997 First Half.

Scheduled passenger service revenues increased $28.9 million, or 29.5%, to $126.7 million in the 1998 First Half from $97.8 million in the 1997 First Half. This increase was primarily attributable to a higher load factor and increased frequencies on certain existing routes, partially offset by a decline in yields. Scheduled passenger traffic (as measured in RPMs) for the 1998 First Half increased by 30.7% and scheduled capacity (as measured in ASMs) for the 1998 First Half increased 27.3%, resulting in a load factor of 74.3% in the 1988 First Half compared to 72.4% in the 1997 First Half. For the 1998 First Half, passenger yield was $.0759 per RPM compared with $.0766 per RPM for the 1997 First Half, a 0.9% decrease. Decreased yields were due primarily to a decrease in the average ticket price which resulted from the Company's implementation of a multi-tiered pricing system in December 1997, which was discontinued in May 1998, and an increase in domestic RPMs as a percentage of total RPMs which generally have lower yields than international RPMs. Domestic market demand increased during the 1998 First Half which resulted in an increase of $23.3 million, or 54.9%, in domestic revenues for the 1998 First Half over the 1997 First Half. The Company also realized a $6.8 million, or 15.3%, increase in Tel Aviv revenues due to increased demand in this market. The enhanced activities in the domestic and Tel Aviv markets in the 1998 First Half were partially offset by the March 1997 discontinuation of Brazil scheduled passenger service.

Commercial charter revenues decreased by $12.0 million, or 21.2% to $44.5 million in the 1998 First Half from $56.5 million in the 1997 First Half. This decrease was primarily due to the cancellation of charter flights because of the late release of three aircraft from heavy maintenance facilities.

Military charter revenues decreased by $1.1 million, or 3.6%, to $30.6 million in the 1998 First Half from $31.8 million in the 1997 First Half primarily as a result of decreased activities related to the deployment or repatriation of U.S. military troops. The military charter business depends in large part upon the deployment or repatriation of troops, and revenues from this market are subject to significant fluctuation.

Cargo service revenues increased to $9.8 million in the 1998 First Half from $1.0 million in the 1997 First Half due to a new ACMI Contract with a South American airline and the addition of an aircraft in March 1998 to the Company's cargo fleet as a result of the conversion of a leased passenger aircraft. The Company had operated only one cargo aircraft since February 1996, when the FAA promulgated certain ADs which restricted the cargo carrying capacity of one of the Company's Boeing 747-100 cargo aircraft, as well as nine other similarly converted Boeing 747-100 cargo aircraft operated by other carriers. At that time, the Company decided to ground the aircraft rather than operate it with the restricted payload as required by such ADs. In order to return the cargo capacity of such aircraft to what the Company believes to be economically attractive levels, an FAA-approved modification plan will be required. Such modifications are being designed and tested by GATX-Airlog Co.

OPERATING EXPENSES. The Company's operating expenses increased $33.6 million, or 17.8%, to $221.7 million in the 1998 First Half from $188.1 million in the 1997 First Half. Operating expenses, excluding aircraft fuel and depreciation, increased 21.9% in the 1998 First Half. This increase in operating expenses reflected a number of factors, including (i) additional operating costs resulting from a 9.6% increase in block hours flown, (ii) higher costs arising from delayed completion of work on, and late release of, three aircraft from heavy maintenance and one aircraft from cargo conversion facilities, (iii) delayed completion of overhauls on eight of the Company's owned engines due in part to the Company's cash deficiencies, resulting in an increase in the number of engines leased by the Company, (iv) higher rental expense as a result of the addition of two leased aircraft to the Company's fleet and the conversion of one leased aircraft to cargo configuration, (v) higher depreciation expense associated with capitalized engine overhauls and heavy airframe maintenance, and (vi) increased crew costs resulting from one of the Company's commercial charter operations.

Aircraft fuel expenses increased $0.3 million, or 0.8%, to $32.5 million in the 1998 First Half from $32.3 million in the 1997 First Half. This increase reflected a 16.7% increase in fuel consumption partially offset by a 13.3% decrease in the cost of fuel.

Flight equipment rentals and insurance expenses increased $6.1 million, or 53.8%, to $17.4 million in the 1998 First Half from $11.3 million in the 1997 First Half. This increase was attributable to charges associated with the rental of two additional leased aircraft to support the Company's fleet requirements as well as increased aircraft rent resulting from the conversion of one leased aircraft from passenger to cargo configuration. In addition, rental expenses associated with certain flight equipment increased in the 1998 First Half relative to the 1997 First Half in accordance with the terms of the relevant sale and leaseback transaction. Furthermore, the Company incurred approximately $4.1 million in engine rental charges as a result of the delayed completion of work on certain of the Company's owned engines.

Maintenance costs increased $4.8 million, or 23.1%, to $25.5 million in the 1998 First Half from $20.7 million in the 1997 First Half. This increase was attributable primarily to an increase in the number of block hours flown and increased maintenance reserves associated with aircraft and engine rentals. Increased maintenance costs for the 1998 First Half included $4.5 million in maintenance reserves associated with the rental engines described above. This increase was partially offset by the Company's May 1998 implementation of an FAA-approved program which allows the Company to reduce expenses associated with bench-testing serviceable spare part components at third-party facilities.

Crew costs and other expenses increased $2.2 million, or 16.9%, to $15.3 million in the 1998 First Half from $13.1 million in the 1997 First Half. This increase primarily resulted from an increase in block hours flown. In addition, certain foreign regulations affecting certain of the Company's charter operations, which are more restrictive than FAA regulations, resulted in increased crew costs, such as additional overtime, per diem and hotel costs.

Aircraft and traffic servicing expenses increased $8.2 million, or 27.0%, to $38.7 million in the 1998 First Half from $30.5 million in the 1997 First Half. This increase resulted primarily from the change in the Company's business mix described above. Scheduled service block hours, where the Company is responsible for all operating expenses, increased 28.1% from 8,338 block hours to 10,679 block hours. As a percentage of total block hours, scheduled service block hours represented 49.1% in the 1998 First Half versus 41.9% in the 1997 First Half.

Passenger servicing expenses increased $5.0 million, or 24.2%, to $25.6 million in the 1998 First Half from $20.6 million in the 1997 First Half. This increase resulted primarily from the change in the Company's business mix described above.

Promotion, sales and commission expenses increased $2.8 million, or 10.4%, to $30.1 million in the 1998 First Half from $27.3 million in the 1997 First Half. This increase was primarily due to increased commission expenses from increased scheduled passenger service revenues partially offset by decreased commission expenses from decreased Hajj commercial charter revenues in the 1998 First Half.

General and administrative expenses increased to $9.5 million in the 1998 First Half from $9.4 million in the 1997 First Half. As a percentage of total operating revenues, general and administrative expenses for the 1998 First Half were 4.4% compared with 5.0% for the 1997 First Half.

Depreciation and amortization expenses increased $4.1 million, or 18.1%, to $27.0 million in the 1998 First Half from $22.9 million in the 1997 First Half. This increase was primarily due to depreciation expenses associated with capitalized engine overhauls and heavy airframe maintenance, which was partially offset by the June 1998 revision to the Company's maintenance program that involves spreading certain work typically performed during infrequent major overhauls over the course of more frequent, smaller maintenance checks. This revision also schedules heavy service maintenance overhauls as a function of both aircraft utilization and elapsed time since the last heavy overhaul while the prior program scheduled heavy maintenance overhauls based solely on elapsed time. As a result of the revision, the Company is able to depreciate its heavy airframe maintenance overhaul expenses over a longer time period.

OTHER EXPENSES AND INCOME. Interest expense increased $2.0 million, or 33.8%, to $7.8 million in the 1998 First Half from $5.8 million in the 1997 First Half. This increase primarily reflects a higher average outstanding debt balance in the 1998 First Half, increases in the interest rate under the Loan Agreement and a one-time charge of $0.4 million associated with warrants issued in connection with borrowings from Funding Enterprises LLC. See Note 2 to the Notes to the Company's Financial Statements included elsewhere herein for additional information regarding the financing of certain flight equipment expenditures.

INCOME TAX BENEFIT. The Company's income tax benefit for the 1998 First Half was $5.6 million compared to $1.5 million in the 1997 First Half. This increase was principally attributable to increased losses incurred during the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital and capital expenditure requirements with cash flows generated from operations and through lease, debt and equity financing.

The Company's cash, cash equivalents and short-term investments at December 31, 1997 and June 30, 1998 were $6.3 million and $5.2 million, respectively. The Company generated cash from operations for 1997 and the 1998 First Half of $67.2 million and $23.9 million, respectively.

Net cash used in investing activities was $76.3 million for 1997 and $15.6 million for the 1998 First Half. The Company's cash expenditures for flight equipment were $72.7 million for 1997 and $17.9 million for the 1998 First Half. In addition, the Company's capital expenditures for flight equipment financed through debt were $27.2 million for 1997 and $11.8 million for the 1998 First Half. Expenditures for flight equipment in the 1998 First Half included capitalized engine overhauls, engine upgrades and heavy airframe maintenance. Expenditures for flight equipment in 1997 included the purchase of spare engines, capitalized engine overhauls, engine upgrades and heavy airframe maintenance.

As of June 30, 1998, the Company had negative working capital of $156.0 million compared to negative working capital of $140.0 million as of December 31, 1997. Historically, the Company has operated with a working capital deficit.

In September 1997, the Company entered into the Loan Agreement which extended the term of a line of credit with Heller until September 1999. The line of credit, which is for $15.0 million, is secured by accounts receivable, general intangibles, inventory, intellectual property, cash held in the Company's lock-box account, one spare airframe, aircraft spare parts and landing and gate rights. The Loan Agreement provides that the Company shall not, directly or indirectly, create or become liable in respect of any indebtedness, with certain specified exceptions.

Since February 1998, the Company has entered into six amendments to the Loan Agreement providing, among other things, for (i) changes in the maximum amount of the revolving loan during different periods; (ii) subordination of loans made to the Company by officers and directors; (iii) increases to the spread between the amount of collateral required and the amount of available borrowing under the Loan Agreement; (iv) modification of the financial covenant relating to the Company's Tangible Net Worth (as defined therein) to facilitate compliance by the Company; and (v) increases in the interest rate from Prime (as defined therein) plus 0.75% to Prime plus 1.50% (10.0% at June 30, 1998). Through a combination of the fourth amendment on May 14, 1998 and the sixth amendment on July 13, 1998, the Company and Heller agreed to modify the Tangible Net Worth covenant in the Loan Agreement by reducing the amount of Tangible Net Worth the Company is required to maintain from $47.0 million prior to August 31, 1998 and $55.0 million thereafter to $35.0 million through May 1998, $38.0 million for June 1998, $47.5 million through August 1, 1998 and $55.0 million from August 31, 1998 and thereafter. On June 1, 1998, the fifth amendment permanently limited the maximum amount of borrowings under the facility to $15.0 million beginning on June 29, 1998, a decrease from the $25.0 million maximum amount originally permitted. The sixth amendment to the Loan Agreement waived defaults resulting from the repayment of the 12% Note, the issuance of the Nachtomi Note and the defaults referred to below. As of June 30, 1998, the Company had $11.0 million of obligations outstanding under the Loan Agreement, of which an additional $2.0 million consisted of letters of credit issued to various suppliers and insurance companies.

In January 1998, the Company entered into a loan agreement with a commercial financial institution for $13.6 million secured by twelve Pratt & Whitney JT9D engines, of which $11.3 million was used to pay the balance remaining on two previous agreements with the same commercial financial institution and $1.6 million was paid toward engines under repair.

The Company has entered into a letter of intent with International Lease Finance Corp. to lease two new Boeing 777 aircraft for an initial term of ten years. If a definitive agreement is executed, the Company will be required to pay $4.8 million in deposits for the two leased aircraft, of which $0.4 million is due during the second half of 1998. The deposits are refundable, subject to certain conditions, at the end of the lease term.

The Company also has entered into a letter of intent with Boeing to purchase two new Boeing 777 aircraft with the option to purchase two additional new Boeing 777 aircraft. The letter of intent also contemplates certain credits for the retirement of two Boeing 747 passenger aircraft which are owned by the Company but not in its active fleet. The Company expects capital expenditures in 1998 will include approximately $1.6 million in pre-delivery payments to Boeing in connection with the purchase of the two aircraft.

Subject to certain factors, including executing definitive agreements with ILFC and Boeing, Boeing's manufacturing schedule and the Company obtaining outside financing for the aircraft to be purchased, the Company expects deliveries of such aircraft to commence in the first quarter of 2000. The lease payments and the purchase prices will be set forth in the respective definitive agreements with ILFC and Boeing. There can be no assurance that the Company and each of ILFC and Boeing will be able to negotiate a definitive agreement or that such agreement will be on the same terms as those contemplated by the respective letters of intent. The Company has not entered into any financing commitments relating to the aircraft to be purchased and there can be no assurance that the Company will obtain such outside financing to purchase such aircraft. In addition, there can be no assurance that the Company will be able to purchase or lease any of the Boeing 777 aircraft in accordance with the terms of the letters of intent, if at all.

In February and March 1998 pursuant to the 12% Note, the Company borrowed $6.0 million from Funding Enterprises, LLC, a limited liability company in which the Company's Chairman and former President were members. On July 1, 1998, the Company discharged its obligations under the 12%
Note by issuing the Nachtomi Note, due August 7, 1998, to the Company's Chairman in the principal amount of $3.0 million and repaying the balance of the 12% Note in cash. The Nachtomi Note bears interest at an annual rate of 12.0% which increases to 15.0% after August 7, 1998. In connection with the 12% Note, warrants for the purchase of 1.2 million shares of Common Stock of the Company were issued with an exercise price of $5.00. The warrants expire in February 2008.

From time to time during 1998, the Company has been in default under certain provisions of the Loan Agreement, including maintenance of minimum levels of Tangible Net Worth (as defined therein) and EBITDA (as defined therein). The Company has entered into amendments with Heller waiving such defaults, and is currently in compliance with such provisions as they have been amended. In addition, the Company does not meet the minimum net worth requirements of an operating lease agreement entered into connection with a sale and leaseback transaction, but has obtained a waiver of that provision through September 1, 1998. The Company has also been notified that it was in default under three separate engine lease agreements because certain lease payments were due and were not timely paid. The Company has negotiated waivers and revised payment schedules to remedy such defaults. These defaults may have constituted defaults under certain of the Company's other debt instruments and leases and the Company has obtained waivers of such cross-defaults from the respective parties.

The Company has obtained agreements with other lessors for deferred or revised payment terms for approximately $8.1 million of lease and maintenance reserve payments. In addition the Company agreed with certain of its vendors and suppliers to extend payment terms, and has, in some cases, obtained payment extensions with respect to certain of the Company's current obligations. As a result of some of the payment term extensions, the Company is required to pay interest on the deferred amounts.

To the extent that the Company's access to capital is constrained, the Company may not be able to make certain capital expenditures, meet certain other requirements or continue to implement certain other aspects of its strategic plan. The Company's ability to make scheduled principal and interest payments and to refinance its indebtedness and to meet its other obligations and future capital commitments will be dependent upon its financial and operating performance, which is subject to general economic conditions and to financial, business and other factors, including factors beyond its control. Although management believes that the Company's cash flow from its operations and financing activities should be sufficient in the next twelve months to meet the Company's debt service and other obligations, future capital commitments and liquidity requirements, the airline industry in general and the Company in particular are subject to significant risks and uncertainties. Therefore, there can be no assurance that the Company's operating results and financing activities will be sufficient in the foreseeable future to meet such obligations and commitments.

As of June 30, 1998, the Company had $65.1 million of required principal payments on long-term debt due within one year, of which $3.0 million was paid on July 1, 1998 in connection with the repayment of the 12% Note.

In an effort to conserve cash, the Company suspended cash dividends on its Common Stock after the third quarter of 1996.

YEAR 2000

The Company's comprehensive year 2000 initiative is being managed by a team of internal staff. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operation and that transactions with customers, suppliers and financial institutions are fully supported. The Company has determined that due to its most recent software upgrades, its internal systems will function properly with respect to dates in the year 2000 and beyond. The Company has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems. While the Company believes its planning efforts are adequate to address its year 2000 concerns, there can be no guarantee that the systems of other companies or governmental agencies on which the Company's systems and operations rely will be converted on a timely basis and, if not so converted, will not have a material adverse effect on the Company's business or its ability to make payments on the Notes. The Company does not expect the cost of its year 2000 initiatives to have a material adverse effect on the Company's business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The only changes in legal proceedings as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 are the following:

In the matter of Leticia Parra, individually and on behalf of all persons similarly situated v. Tower Air, Inc., the plaintiff voluntarily dismissed her case on April 23, 1998 with her counsel claiming that the matter would be pursued in state court. To date, no such further action has occurred.

A verified complaint was filed in the Supreme Court of the State of New York, County of Nassau, in Steven Liechtung on behalf of himself and all others similarly situation v. Tower Air, Inc., Index No. 98/008729 on April 2, 1998, seeking class-action certification and unspecified damages on behalf of a class of passengers who purchased allegedly "non-stop" tickets to/from Tel Aviv/New York which flights were allegedly diverted to an unscheduled destination for refueling, during the period from June 1994 until the present. Plaintiff claims breach of contract, unjust enrichment/restitution, wrongful imprisonment and reckless, wanton and willful misconduct. In its Answer filed May 12, 1998, the Company denied each and every allegation which might give rise to a cause of action against it. The Company intends to vigorously defend this litigation and believes that it has valid defenses, although it is too early to predict the outcome of this action.

ITEM 2.  CHANGES IN SECURITIES.

            None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

            None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's Annual Meeting of Stockholders on May 19, 1998, Terry V. Hallcom and Eli J. Segal were elected to the Company's Board of Directors and Morris K. Nachtomi, Stephen L. Gelband, Stephen A. Osborn, Henry P. Baer and Leo-Arthur Kelmenson were re-elected to the Company's Board of Directors. The Directors were elected by the following votes totals: Morris K. Nachtomi was elected with 12,037,423 affirmative votes, 28,550 negative votes and no votes withheld and each of Terry V. Hallcom, Stephen L. Gelband, Steven A. Osborn, Henry P. Baer, Leo-Arthur Kelmenson and Eli J. Segal were elected with 12,041,523 affirmative votes, 24,450 negative votes and no votes withheld. The proposal to ratify the appointment of Ernst & Young LLP as auditors for the fiscal year ending December 31, 1998 was approved by a vote of 12,047,703 affirmative votes, 15,180 negative votes and 3,090 votes withheld. The proposal to amend the Company's 1993 Long-Term Incentive Plan was approved by a vote of 12,019,713 affirmative votes, 41,970 negative votes and 4,290 votes withheld.

ITEM 5.  OTHER INFORMATION.

Subsequent to his election, Terry V. Hallcom resigned on July 7, 1998 as a member of the Company's Board of Directors and as President and Executive Vice President-Operations. In a letter to the Company, Mr. Hallcom claims that the Company breached certain provisions under his employment agreement. The Company denies Mr. Hallcom's claims and, in the event litigation ensues, will vigorously defend the action.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


  (a) Exhibit 10 (28).   Heller Financial, Inc. Fifth Amendment to Loan and
                         Security Agreement, Dated June 1, 1997
      Exhibit 10 (29).   Employment Agreement between the Company and Nathan
                         Nelson
      Exhibit 10 (30).   Heller Financial, Inc. Sixth Amendment to Loan and
                         Security Agreement, Dated July 13, 1998
  (b) Exhibit 27.        Financial Data Schedule

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Tower Air, Inc.
                                          (Registrant)

Date: July 15, 1998                       /s/ Morris K. Nachtomi
                                          -------------------------------------
                                          Morris K. Nachtomi
                                          President, Chief Executive Officer
                                          and Chairman of the Board of
                                          Directors (Principal Executive
                                          Officer)

Date: July 15, 1998
                                          /s/ Nathan Nelson
                                          -------------------------------------
                                          Nathan Nelson
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)