Form 10-Q/A
period 1998-03-31
TOWER AIR INC
filed 1998-07-16
CIK 778718

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-Q/A
                               (Amendment No. 2)

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

        FOR THE TRANSITION PERIOD FROM ____________ TO ________________

                        COMMISSION FILE NUMBER 0-22526

                                TOWER AIR, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                       11-2621046
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


HANGER NO. 17
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

        Yes  X         No
           ----       ----

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

                10(23)** Heller Financial Inc. - First Amendment to Amended &
                         Restated Loan & Security Agreement, dated February 27, 1998

                10(24) Heller Financial Inc. - Second Amendment to Amended & Restated Loan & Security Agreement, dated April 24, 1998

                10(25) Heller Financial Inc. - Third Amendment to Amended & Restated Loan & Security Agreement, dated May 1, 1998

                10(26)* Heller Financial Inc. - Fourth Amendment to Amended & Restated Loan & Security Agreement, dated May 5, 1998

                10(27)** Heller Financial Inc. - Subordination Agreement dated
                         April 12, 1998

                27**     Financial Data Schedule


                *        Corrected version of Exhibit originally filed on May
                         15, 1998.
                ** Filed as an exhibit to the Registrant's First Amendment to its Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1998, which was filed in electronic format on May 18, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Tower Air, Inc.
                                          (Registrant)


Date:  July 16, 1998                      /s/  Morris K. Nachtomi
                                          ------------------------------
                                          Morris K. Nachtomi
                                          Chief Executive Officer
                                          and Chairman of the Board of Directors
                                          (Principal Executive Officer)


Date:  July 16, 1998                      /s/  Nathan Nelson
                                          ------------------------------
                                          Nathan Nelson
                                          Chief Financial Officer and
                                          Treasurer