Form 10-Q
period 1998-09-30
TOWER AIR INC
filed 1998-11-16
CIK 778718

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 ____________

                                   FORM 10-Q
                                 ____________

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from _____ to _____.

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

                  Yes X         No__
                     ---

         As of October 31, 1998, there were 15,365,251 shares of Common Stock, par value $.01 per share, outstanding.

--------------------------------------------------------------------------------
                              Page 1 of 25 pages

                                TOWER AIR, INC.
                              REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                     INDEX

                                                                            PAGE
                                                                            ----
PART I.        FINANCIAL INFORMATION


Item 1.        Financial Statements


                Balance Sheets as of September 30, 1998
                 and December 31, 1997.....................................    3
                Statements of Operations for the three months and nine
                 months ended September 30, 1998 and 1997..................    4
                Statements of  Cash Flows for the nine months ended
                 September 30, 1998 and 1997...............................    5

               Notes to Financial Statements...............................    6

               Selected Operating Data.....................................   10


Item 2.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................   11
Item 3.        Quantitative and Qualitative Disclosures about Market Risk..   22

PART II.       OTHER INFORMATION...........................................   23

SIGNATURES     ............................................................   25

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                TOWER AIR, INC.
                                BALANCE SHEETS
                       (In thousands, except share data)

                                                                          September 30,              December 31,
                                                                              1998                       1997
                                                                           (Unaudited)                  (Note)
                                                                       --------------------      ---------------------
ASSETS
------
Current Assets:
  Cash and cash equivalents                                             $            1,478        $             3,922
  Certificates of deposit, at cost,
    which approximates market                                                        2,157                      2,407
  Receivables, net                                                                  35,799                     28,151
  Income tax receivable                                                                150                      3,850
  Prepaid expenses and other current assets                                          3,052                        880
                                                                        -------------------       --------------------
       Total current assets                                                         42,636                     39,210

Property and Equipment, at cost:
  Flight equipment                                                                 449,921                    419,851
  Ground property and equipment                                                     33,949                     33,489
                                                                        -------------------       --------------------
                                                                                   483,870                    453,340
  Less accumulated depreciation and amortization                                   223,732                    186,945
                                                                        -------------------       --------------------
                                                                                   260,138                    266,395

Other Assets                                                                         7,020                      4,515
                                                                        -------------------       --------------------
                                                                        $          309,794        $           310,120
                                                                        ===================       ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Notes payable                                                         $           12,797        $            21,038
  Accounts payable                                                                  50,786                     55,313
  Accrued liabilities                                                               30,373                     40,698
  Air traffic liability                                                             15,801                     18,867
  Current maturities of long-term debt (Note 2)                                     46,594                     43,273
                                                                        -------------------       --------------------
       Total current liabilities                                                   156,351                    179,189

Long-Term Debt (Note 2)                                                             75,855                     63,321
Deferred Income Taxes                                                               20,679                     16,399
Deferred Rent                                                                        1,707                      1,790

Stockholders' Equity (Note 3):
  Preferred stock, $.01 par value;
    5,000,000 shares authorized; none issued                                            --                         --
  Common stock, $.01 par value;
    35,000,000 shares authorized;
     issued 15,575,251 shares at September 30, 1998 and
     15,500,006 at December 31, 1997                                                   156                        155
  Additional paid-in capital                                                        44,429                     43,885
  Retained earnings                                                                 12,128                      6,892
  Less treasury stock, at cost (210,000 shares)                                     (1,511)                    (1,511)
                                                                        -------------------       --------------------
       Total stockholders' equity                                                   55,202                     49,421
                                                                        ===================       ====================
                                                                        $          309,794        $           310,120
                                                                        ===================       ====================

See accompanying notes to financial statements.
Note: The Balance Sheet at December 31, 1997 has been derived from the audited financial statements at that date.

                                TOWER AIR, INC.
                           STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share data)

                                                           Three Months Ended                            Nine Months Ended
                                                              September 30,                                September 30,
                                                     ------------------------------               -------------------------------
                                                       1998                  1997                   1998                   1997
                                                     --------              --------               --------               --------
Operating Revenues:
   Scheduled Passenger Service                     $  127,684            $  102,545             $   254,414           $  200,389
   Commercial Charter Service                          13,916                34,265                  58,461               90,779
   Military Charter Service                            12,409                15,952                  43,052               47,723
   Cargo Service                                        4,335                 6,387                  14,124                7,353
   Other                                                4,531                 3,111                   9,120                6,602
                                                   ----------            ----------             -----------           ----------
      Total operating revenues                        162,875               162,260                 379,171              352,846

Operating Expenses:
   Fuel                                                22,548                30,660                  55,085               62,943
   Flight equipment rentals and insurance               8,321                 6,761                  25,739               18,086
   Maintenance                                         12,564                14,938                  38,054               35,650
   Crew costs and other                                 7,982                 7,243                  23,324               20,364
   Aircraft and traffic servicing                      27,485                26,527                  66,183               57,003
   Passenger servicing                                 16,903                16,466                  42,540               37,107
   Promotion, sales and commissions                    22,451                23,186                  52,556               50,458
   General and administrative                           5,912                 4,977                  15,385               14,416
   Depreciation and amortization                       14,524                13,875                  41,550               36,754
                                                   ----------            ----------             -----------           ----------
      Total operating expenses                        138,690               144,633                 360,416              332,781
                                                   ----------            ----------             -----------           ----------

Operating Income                                       24,185                17,627                  18,755               20,065

Other (Income) Expenses:
   Other (income)                                        (770)                 (125)                 (1,565)                (143)
   Interest expense                                     3,030                 3,313                  10,804                9,122
                                                   ----------            ----------             -----------           ----------
      Total other expenses                              2,260                 3,188                   9,239                8,979
                                                   ----------            ----------             -----------           ----------

Income Before Income Taxes                             21,925                14,439                   9,516               11,086
   Income Tax Provision                                 9,865                 5,944                   4,280                4,433
                                                   ----------            ----------             -----------           ----------

Net Income                                         $   12,060            $    8,495             $     5,236           $    6,653
                                                   ==========            ==========             ===========           ==========

Basic Income Per Share                             $     0.79            $     0.56             $      0.34           $     0.44
                                                   ==========            ==========             ===========           ==========
Diluted Income Per Share                           $     0.79            $     0.55             $      0.34           $     0.43
                                                   ==========            ==========             ===========           ==========


Weighted Average Shares Outstanding-
  Basic                                                15,365                15,290                  15,350               15,290
                                                   ==========            ==========             ===========           ==========
Weighted Average Shares Outstanding-
  Dilutive                                             15,365                15,416                  15,469               15,457
                                                   ==========            ==========             ===========           ==========

See accompanying notes to financial statements

                                TOWER AIR, INC.
                           STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                             Nine Months Ended September 30,
                                                                         -----------------------------------------
                                                                              1998                      1997
                                                                         --------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                            $        5,236             $        6,653
   Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization                                          41,550                     36,754
          Provision for doubtful accounts                                           637                        221
          Deferred income taxes                                                   4,280                      4,433
          Deferred rent and other                                                   260                        (84)
          (Gain) Loss on disposal of property and equipment                      (1,936)                        15
          Changes in operating assets and liabilities:
              Receivables                                                        (8,281)                     4,490
              Income tax receivable                                               3,700                      6,397
              Prepaid expenses and other assets                                  (4,544)                    (1,641)
              Accounts payable and accrued liabilities                            2,431                     (7,622)
              Air traffic liability                                              (3,066)                     1,086
                                                                         --------------             --------------
   Net cash provided by operating activities                                     40,267                     50,702


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of flight equipment                                                 (29,186)                   (51,494)
   Purchase of ground property and equipment                                       (459)                      (337)
   Proceeds from sale of property and equipment                                   3,490                        100
   Decrease (Increase) in certificates of deposit                                   250                     (2,407)
                                                                         --------------             --------------
   Net cash used in investing activities                                        (25,905)                   (54,138)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                     347,007                    350,955
   Principal payments on borrowings                                            (363,185)                  (344,945)
   Proceeds from the exercise of stock options                                      202                         --
   Other                                                                           (830)                      (566)
                                                                         --------------             --------------
   Net cash (used in) provided by financing activities                          (16,806)                     5,444
                                                                         --------------             --------------

   Net (decrease) increase in cash and cash equivalents                          (2,444)                     2,008
   Cash and cash equivalents at beginning of period                               3,922                      2,968
                                                                         ==============             ==============
   Cash and cash equivalents at end of period                            $        1,478             $        4,976
                                                                         ==============             ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                              $       10,668             $        8,984
   Cash paid during the period for income taxes, net                     $           --             $           42

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
      Purchase of flight equipment accrued but not paid                  $        1,463             $        6,967
      Purchase of flight equipment financed through debt                 $       19,279             $        9,208

See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Tower Air, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. These interim financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months and the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.


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

Since February 1998, the Company has entered into seven amendments to the Loan Agreement providing, among other things, for (i) changes in the maximum amount of the revolving loan during different periods; (ii) subordination of loans made to the Company by officers and directors; (iii) increases to the spread between the amount of collateral required and the amount of available borrowing under the Loan Agreement; (iv) modification of the financial covenant relating to the Company's Tangible Net Worth (as defined therein) to facilitate compliance by the Company; and (v) increases in the interest rate from Prime (as defined therein) plus 0.75% to Prime plus 1.50% (10.0% at September 30, 1998). Through a combination of the fourth amendment on May 14, 1998 and the sixth amendment on July 13, 1998, the Company and Heller agreed to modify the Tangible Net Worth covenant in the Loan Agreement by reducing the amount of Tangible Net Worth the Company is required to maintain from $47.0 million prior to August 31, 1998 and $55.0 million thereafter to $35.0 million through May 1998, $38.0 million for June 1998, $47.5 million through August 1, 1998 and $55.0 million from August 31, 1998 and thereafter. On June 1, 1998, the fifth amendment permanently limited the maximum amount of borrowings under the facility to $15.0 million beginning on June 29, 1998, a decrease from the $25.0 million maximum amount originally permitted. The sixth amendment to the Loan Agreement waived defaults resulting from the repayment of the 12% Note (as defined herein), the issuance of the Nachtomi Note (as defined herein) and the defaults referred to below. On August 27, 1998, the seventh amendment to the Loan Agreement between the Company and Heller modified the Tangible Net Worth covenant in the Loan Agreement by reducing the amounts of Tangible Net Worth the Company is required to maintain to $44.5 million in July 1998, $45.0 million from August 1998 through March 1999 and to $50.0 million in April and May 1999. As of September 30, 1998, the Company had $12.8 million of obligations outstanding under the Loan Agreement of which an additional $2.0 million consisted of letters of credit issued to various suppliers and insurance companies.

In January 1998, the Company entered into a $13.6 million loan agreement with a commercial financial institution secured by twelve Pratt & Whitney JT9D engines, of which $11.3 million was used to pay the balance remaining on two previous agreements with the same commercial financial institution and $1.6 million was to be paid toward engines under repair. As of September 30, 1998, this amount remains unpaid.

In February and March 1998, the Company borrowed $6.0 million which bears interest at a rate of 12% (the "12% Note") from Funding Enterprises, LLC, a limited liability Company in which the Company's Chairman and former President were members. On July 1, 1998, the Company discharged its obligations under the 12% Note by issuing a new note (the "Nachtomi Note"), due August 7, 1998, to the Company's Chairman in the principal amount of $3.0 million and repaying the balance of the 12% Note in cash. The Nachtomi Note bears interest at an annual rate of 12.0%. The Nachtomi Note was amended so that it bears interest at an annual rate of 12.0% after August 7, 1998 and matures on April 30, 1999. In connection with the 12% note, warrants for the purchase of 1.2 million shares of Common Stock of the Company were issued with an exercise price of $5.00. The warrants expire in February 2008.

On July 15, 1998, the Company purchased an existing leased aircraft from a lessor for a purchase price of $13.5 million of which a credit of $6.0 million was given by the lessor to the Company for the payments of maintenance reserves paid during the lease period and a balance of $7.5 million was financed by the same lessor. In addition, the lessor waived all previously outstanding rent and maintenance reserves through June 30, 1998 amounting to $1.4 million. This loan requires a monthly payment of approximately $50,000 of interest only starting October 1998 through May 1999 and then a total monthly payment of approximately $0.4 million including principal and interest through March 2001.

On August 13, 1998, the Company restructured three existing loans with a financial institution under which the Company was required to pay a total monthly principal payment of $1.5 million. Under the terms of these Aircraft Loan and Security Agreements, the Company is required to pay an aggregate monthly principal payment of $0.5 million plus interest through June 1999, which will pay off one of the three loans by March 1999, and the remaining two loans will require a monthly principal payment, commencing July 1999, of $1.0 million and $0.4 million plus interest through December 2002 and February 2003, respectively.

In September 1997, the Company entered into a finance agreement involving the conversion and refurbishment of Pratt & Whitney engines. In connection with this transaction, seven engines were financed for $24.3 million with interest at prime plus 2% (10.50% at September 30, 1997). The Company also had a remaining unpaid amount of $4.2 million related to other engines previously overhauled. On September 28, 1998, a total of $27.2 million loan was restructured by the Company which now requires a total monthly payment of $1.5 million through March 1999 and $2.0 million through July 1999 and $2.5 million through August 2000 which also allows the Company to repair/overhaul additional engines currently at the repair facility with interest at 6% going up to a maximum of 9% per annum.

From time to time during 1998, the Company has been in default under certain provisions of the Loan Agreement, including maintenance of minimum levels of Tangible Net Worth (as defined therein) and EBITDA (as defined therein). The Company has entered into amendments with Heller waiving such defaults, and is currently in compliance with such provisions as they have been amended.

The Company has obtained agreements with other lessors for deferred or revised payment terms for approximately $8.1 million outstanding as of June 30, 1998 of lease and maintenance reserve payments. As of September 30, 1998, the balance remaining on these deferred amounts is $5.9 million. In addition, the Company agreed with certain of its vendors and suppliers to extend payment terms, and has, in some cases, obtained payment extensions with respect to certain of the Company's current obligations. As a result of some of the payment term extensions, the Company is required to pay interest on the deferred amounts.

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

3.   STOCKHOLDERS' EQUITY

In an effort to conserve cash, the Company did not pay a cash dividend on the Common Stock during the nine months ended September 1998.

4.   INCOME TAXES

Income taxes are calculated at the estimated annual effective tax rate, which differs from the federal statutory rate of 35.0%, primarily due to the effect of state income taxes and certain nondeductible items.

5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                 Three Months Ended                        Nine Months Ended
                                                    September 30,                            September 30,
                                       ---------------------------------------- -----------------------------------------
                                             1998                  1997                1998                 1997
                                      -------------------    -----------------  -------------------  --------------------
                                                              (in thousands except for per share data)
Numerator for basic earnings per
share - income  available to common
stockholders                                      12,060                 8,495                5,236                6,653

Numerator for diluted earnings per
share-income available to common
stockholders after assumed
conversions                                       12,060                8,495                5,236                 6,653

Denominator:
  Denominator for basic
  earnings per share-weighted
  average shares                                  15,365               15,290               15,350                15,290
Effect of dilutive securities:
  Employee stock options                              --                  126                  119                   167
                                           --------------     ----------------    -----------------     -----------------
Dilutive potential common shares
                                                      --                  126                  119                   167
Denominator for diluted earnings per
share-adjusted weighted-average
shares and assumed conversions                    15,365               15,416               15,469                15,457
                                           ==============     ================    =================     =================

Basic earnings per share                           $0.79                $0.56                $0.34                 $0.44
                                           ==============     ================    =================     =================

Diluted earnings per share                         $0.79                $0.55                $0.34                 $0.43
                                           ==============     ================    =================     =================

                                TOWER AIR, INC.
                            SELECTED OPERATING DATA
                                  (Unaudited)

                                             Three Months Ended                            Nine Months Ended
                                                September 30,                                September 30,
                                  ------------------------------------------   -------------------------------------------
                                          1998                   1997                  1998                   1997
                                  ----------------------    ----------------   ----------------------   ------------------
Scheduled Passenger Service:
  Revenue passengers carried
    (in thousands)                              596                      471                 1,225                    946
  Revenue passenger miles
    (in thousands) (RPMs) (1)             1,520,647                1,364,217             3,189,782              2,641,289
  Available seat miles
    (in thousands) (ASMs) (2)             1,947,502                1,657,196             4,193,252              3,421,184
  Passenger load factor (3)                  78.08%                   82.32%                76.07%                 77.10%
  Yield per RPM (4)                           .0839       $            .0752       $         .0798       $          .0759
  Block hours flown (5)                       9,234                    7,668                19,913                 16,006
  Operating expense per ASM (6)          $    .0506       $            .0512       $         .0527       $          .0507
  Revenue per block hour (7)             $   13,828       $           13,373       $        12,776       $         12,520
  Variable expense per block hour (8)    $    9,609       $           11,091       $         9,876       $          9,948

Commercial Charter Service:
  Block hours flown (5)                       1,680                    3,232                 8,235                 11,825
  Revenue per block hour (7)             $    8,283       $           10,602       $         7,099       $          7,677
  Variable  expense  per block hour (8)  $    4,975       $            7,634       $         4,148       $          4,618

Military Charter Service:
  Block hours flown (5)                         985                    1,279                 3,592                  3,973
  Revenue per block hour (7)             $   12,598       $           12,472       $        11,986       $         12,012
  Variable expense per block hour (8)    $    5,531       $            8,157       $         6,585       $          7,731

Cargo Service:
  Block hours flown (5)                         872                      925                 2,799                  1,164
  Revenue per block hour (7)             $    4,971       $            6,905       $         5,046       $          6,317
  Variable expense per block hour (8)    $    1,975       $            6,363       $         2,279       $          5,427

Total:
  Block hours flown (5)                      12,771                   13,104                34,539                 32,968
  Revenue per block hour (7)             $   12,399       $           12,145       $        10,714       $         10,502
  Variable expense per block hour (8)    $    8,164       $            9,321       $         7,552       $          7,492

  Average hours of daily utilization (9)        9.8                     10.4                   9.3                    9.9

  Employees (at period-end)                   2,005                    1,616                 2,005                  1,616
  Number of aircraft in service
  (at period-end) (10)                           16                       16                    16                     16

___________________________________
(1) Revenue passenger miles" or "RPMs" represent the number of miles flown by revenue passengers.
(2) "Available seat miles" or "ASMs" represent the number of seats available for passengers multiplied by the number of miles those seats are flown.
(3) "Passenger load factor" represents revenue passenger miles divided by available seat miles.
(4) "Yield per RPM" represents total revenue from scheduled passenger service divided by revenue passenger miles.
(5) "Block hours" represent the period of time between the aircraft's departure from the place where it is parked to its arrival at its destination.
(6) "Operating expense per ASM" represents certain direct variable costs for scheduled passenger service, which include passenger liability insurance, catering, crew costs, fuel, landing and handling fees, maintenance, navigation fees, "power by the hour" rent, plus marketing and reservations, and an allocation of other fixed costs based on block hours, divided by total scheduled passenger service ASMs .
(7) "Revenue per block hour" represents total revenue from scheduled passenger service, commercial charter service, military charter service and cargo service divided by total block hours flown.
(8) "Variable expense per block hour" represents total direct variable costs, which include passenger liability insurance, catering, crew costs, commissions, fuel, landing and handling fees, maintenance, navigation fees and insurance and "power by the hour" rent, divided by block hours.
(9) "Average hours of daily utilization" represents the actual number of block hours per aircraft per operating day.
(10) For the relevant periods, aircraft in service (at end of each period) excludes a cargo aircraft which has been out of service since February 1996 pursuant to certain Airworthiness Directive requirements ("ADs") and two passenger aircraft which have not been in the active fleet since June 1997 and January 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements incorporate assumptions that entail uncertainties and unknown risks. A variety of factors may cause the actual results and performance of the Company or industry to differ materially from any future results or performance expressed or implied by such forward-looking statements. The factors related to the Company include, among others, the following: substantial indebtedness; significant capital expenditure requirements and limited liquidity; recent operating losses and future uncertainties relating to results of operations; the age of the fleet and noise reduction requirements; dependency on aircraft availability; capital intensive nature of aircraft acquisitions; international business risks, dependence on certain routes and charters; control by the principal stockholder, Morris Nachtomi; new management and dependence on key personnel; employee relations; relations with travel agents and tour operators and insurance coverage. In addition, factors related to the industry include, among other things, the following: competition; the cost of fuel; government regulation and political, social and economic conditions.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

For the three-months ended September 30, 1998 (the "1998 Third Quarter"), the Company reported an operating profit of $24.2 million compared to an operating profit of $17.6 million for the three months ended September 30, 1997 (the "1997 Third Quarter"). The net income in the 1998 Third Quarter was $12.1 million compared to a net income of $8.5 million in the 1997 Third Quarter. Scheduled passenger service unit operating expenses (per scheduled ASM) declined by 1.2% in the 1998 Third Quarter compared to the 1997 Third Quarter. Overall operating margins increased from 10.9% in the 1997 Third Quarter to 14.8% in the 1998 Third Quarter.

OPERATING REVENUES. The Company's total operating revenues increased by $0.6 million, or 0.4% to $162.9 million in the 1998 Third Quarter from $162.3 million in the 1997 Third Quarter.

Scheduled passenger service revenues increased $25.1 million, or 24.5%, to $127.7 million in the 1998 Third Quarter from $102.5 million in the 1997 Third Quarter. This increase was primarily attributable to increased frequencies on certain existing routes and the inception of new domestic and international markets, an increase in yields partially offset by a lower load factor. Scheduled passenger traffic (as measured in RPMs) for the 1998 Third Quarter increased by 11.5% and scheduled capacity (as measured in ASMs) for the 1998 Third Quarter increased by 17.5%, resulting in a load factor of 78.1% in the 1998 Third Quarter compared to 82.3% in the 1997 Third Quarter. Passenger yield for the 1998 Third Quarter, increased 11.6% to $0.0839 per

RPM compared to $0.0752 per RPM for the 1997 Third Quarter. Increased yields were due primarily to an increase in the average ticket price. Domestic market demand also increased during the 1998 Third Quarter which resulted in an increase of $17.4 million, or 46.5%, in additional revenue for the 1998 Third Quarter over the 1997 Third Quarter. The Company also realized a $7.7 million, or 12.3%, increase in international revenues primarily due to the servicing of new markets.

Commercial charter revenues decreased $20.3 million, or 59.4%, to $13.9 million in the 1998 Third Quarter from $34.3 million in the 1997 Third Quarter. This decrease was primarily due to the Company's strategy to increase scheduled passenger business and allocate more of its available aircraft resulting in a decrease in aircraft availability for commercial charter business.

Military charter revenues decreased by $3.5 million, or 22.2%, to $12.4 million in the 1998 Third Quarter from $16.0 million in the 1997 Third Quarter primarily as a result of decreased activities related to the deployment or repatriation of troops. The military charter business depends in large part upon the deployment or repatriation of troops, and revenues from this market are subject to significant fluctuation.

Cargo service revenue decreased to $4.3 million in the 1998 Third Quarter from $6.4 million in the 1997 Third Quarter due to a number of factors, including (i) block hours decreased by 5.7% despite the addition of an aircraft in March 1998 to the Company's cargo fleet as a result of the conversion of a leased passenger aircraft, (ii) a change in the type of contract from a full charter (where carrier incurs all costs associated with the operation of the aircraft) in the 1997 Third Quarter to an aircraft, crew, maintenance and insurance contract ("ACMI Contract") with a South American airline in the 1998 Third Quarter. The Company had operated only one cargo aircraft since February 1996, when the FAA promulgated certain ADs which restricted the cargo carrying capacity of one of the Company's Boeing 747-100 cargo aircraft, as well as nine other similarly converted Boeing 747-100 cargo aircraft operated by other carriers. At that time, the Company decided to ground the aircraft rather than operate it with restricted payload as required by such ADs. In order to return the cargo capacity of such aircraft to what the Company believes to be economically attractive levels, an FAA-approved modification plan will be required. Such modifications are being designed and tested by the GATX-Airlog Co. There can be no assurance, however, that such modifications, if successfully designed, will obtain FAA approval and that such aircraft will be returned to service.

OPERATING EXPENSES. The Company's operating expenses decreased $5.9 million, or 4.1%, to $138.7 million in the 1998 Third Quarter from $144.6 million for the 1997 Third Quarter. Operating expenses, excluding fuel and depreciation, increased by 1.5% in the 1998 Third Quarter. This increase in operating expenses reflected higher rental expense as a result of the addition of two aircraft to the Company's fleet and the conversion of one aircraft to cargo configuration.

Aircraft fuel expenses decreased $8.1 million, or 26.5%, to $22.5 million in the 1998 Third Quarter from $30.7 million in the 1997 Third Quarter. This decrease reflected an 11.6% decrease in fuel consumption with a 15.9% decrease in the cost of fuel.

Flight equipment rentals and insurance expenses increased $1.6 million, or 23.1%, to $8.3 million in the 1998 Third Quarter from $6.8 million in the 1997 Third Quarter. This increase was attributable to charges associated with the rental of two additional leased aircraft to support the Company's fleet requirements as well as increased aircraft rent resulting from the conversion of one leased aircraft from passenger to cargo configuration, partially offset by decreased engine rental due to delivery of some of the Company's owned engines from repair shops.

Maintenance costs decreased $2.4 million, or 15.9%, to $12.6 million in the 1998 Third Quarter from $14.9 million in the 1997 Third Quarter. This decrease reflected a number of factors, including (i) the Company's May 1998 implementation of a FAA approved program which allows the Company to reduce expenses associated with bench-testing serviceable spare parts components at third-party facilities, (ii) lower parts loan charges due to the Company's cost control efforts, and (iii) lower maintenance reserves on engine rentals due to delivery of some of the Company's owned engines from repair shops partially offset by the increased maintenance reserves associated with the rental of two additional leased aircraft.

Crew costs and other expenses increased $0.7 million, or 10.2%, to $8.0 million in the 1998 Third Quarter from $7.2 million in the 1997 Third Quarter. This increase was primarily due to increases in pay rates as a result of longevity with the Company and some cost increases due to certain foreign regulations affecting certain of the Company's charter operations which are more restrictive than FAA regulations, resulting in increased crew cost, such as additional overtime and per diem.

Aircraft and traffic servicing expenses increased $1.0 million, or 3.6%, to $27.5 million in the 1998 Third Quarter from $26.5 million in the 1997 Third Quarter. This increase resulted primarily from the change in the Company's business mix described above. Scheduled service block hours, where the Company is responsible for all expenses, increased from 7,668 to 9,234. As a percentage of total block hours, scheduled service block hours represented 72.3% in the 1998 Third Quarter compared to 58.5% in the 1997 Third Quarter.

Passenger servicing expenses increased $0.4 million, or 2.7%, to $16.9 million in the 1998 Third Quarter from $16.5 million in the 1997 Third Quarter. This increase resulted primarily from the change in the Company's business mix described above.

Promotion, sales and commission expenses decreased $0.7 million, or 3.2%, to $22.5 million in the 1998 Third Quarter from $23.2 million in the 1997 Third Quarter. This decrease was primarily due to lower overall commission rates partially offset by higher commission expenses from increased scheduled passenger service revenues in the 1998 Third Quarter.

General and administrative expenses increased $0.9 million, or 18.8%, to $5.9 million in the 1998 Third Quarter from $5.0 million in the 1997 Third Quarter. This increase primarily related to increased accounting and legal costs. As a percentage of operating revenue, general and administrative expenses for the 1998 Third Quarter were 3.6% compared with 3.1% for the 1997 Third Quarter.

Depreciation and amortization expenses increased $0.6 million, or 4.7%, to $14.5 million in the 1998 Third Quarter from $13.9 million in the 1997 Third Quarter. This increase was primarily due to depreciation expense associated with capitalized engine overhauls and the purchase of an aircraft, which was partially offset by the June 1998 revision to the Company's maintenance program that involves spreading certain work typically performed during infrequent major overhauls over the course of more frequent, smaller maintenance checks. This revision also schedules heavy service maintenance overhauls as a function of both aircraft utilization and elapsed time since the last heavy overhauls while the prior program scheduled heavy maintenance overhauls based solely on elapsed time. As a result of the revision, the Company is able to depreciate its heavy airframe maintenance overhaul expenses over a longer time period.

OTHER EXPENSES AND INCOME. Interest expense decreased $0.3 million, or 8.5%, to $3.0 million in the 1998 Third Quarter from $3.3 million in the 1997 Third Quarter. This decrease reflects a credit of $0.3 million recognized due to the restructuring of an outstanding loan with a debtor which resulted in a lower interest rate partially offset by a higher average outstanding debt balance in the 1998 Third Quarter. The increase in other income reflects a gain of $1.5 million recognized from the outcome of a legal case with a vendor.

INCOME TAX PROVISION. The income tax provision for the 1998 Third Quarter was $9.9 million compared with $5.9 million in the 1997 Third Quarter. This increase was principally attributable to increased profits earned during the period.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

For the nine months ended September 30, 1998 (the "1998 Nine-Month Period"), the Company reported an operating profit of $18.8 million compared to an operating profit of $20.1 million for the nine months ended September 30, 1997 (the "1997 Nine-Month Period"). The net income in the 1998 Nine-Month Period was $5.2 million compared to a net income of $6.7 million in the 1997 Nine-Month Period. Scheduled passenger service unit operating expenses (per scheduled ASM) rose by 3.9% in the 1998 Nine-Month Period compared with the 1997 Nine-Month Period. Overall operating margins decreased from 5.7% in the 1997 Nine-Month Period to 4.9% in the 1998 Nine-Month Period.

OPERATING REVENUES. The Company's total operating revenues increased by $26.3 million, or 7.5% to $379.2 million in the 1998 Nine-Month Period from $352.8 million in the 1997 Nine-Month Period.

Scheduled passenger service revenues increased $54.0 million, or 27.0%, to $254.4 million in the 1998 Nine-Month Period from $200.4 million in the 1997 Nine-Month Period. This increase was primarily attributable to increased frequencies on certain existing routes and an increase in yields partially offset by a lower load factor. Scheduled passenger traffic (as measured in RPMs) for the 1998 Nine-Month Period increased by 20.8% and scheduled capacity (as measured in ASMs) for the 1998 Nine-Month Period increased by 22.6%, resulting in a load factor of 76.1% in the 1998 Nine-Month Period compared to 77.1% in the 1997 Nine-Month Period. Passenger yield for the 1998 Nine-Month Period increased 5.1% to $.0798 per RPM compared with $.0759 per RPM for the 1997 Nine-Month Period. Increased yields were due primarily to an increase in the average ticket price. Domestic market demand also increased during the 1998 Nine-Month Period which resulted in an increase of $41.3 million, or 52.5%, in domestic revenues for the 1998 Nine-Month Period over the 1997 Nine-Month Period. The Company also realized an $8.7 million, or 10.5%, increase in Tel Aviv revenues due to increased marketing and sales activities.

Commercial charter revenues decreased $32.3 million, or 35.6%, to $58.5 million in the 1998 Nine-Month Period from $90.8 million in the 1997 Nine-Month Period. This decrease resulted from a number of factors including: (i) the cancellation of certain charter flights that were scheduled to commence in March 1998 because of the late release of three aircraft from heavy maintenance facilities, and
(ii) the Company's strategy to increase scheduled passenger business and allocate more of its available aircraft resulting in a decrease in aircraft availability for commercial charter business.

Military charter revenues decreased by $4.7 million, or 9.8%, to $43.1 million in the 1998 Nine-Month Period from $47.7 million in the 1997 Nine-Month Period primarily as a result of decreased activities related to the deployment or repatriation of troops. The military charter business depends in large part upon the deployment or repatriation of troops, and revenues from this market are subject to significant fluctuation.

Cargo service revenue increased by $6.8 million, or 92.1%, to $14.1 million in the 1998 Nine-Month Period from $7.4 million in the 1997 Nine-Month Period due to a new aircraft, crew, maintenance and insurance contract ("ACMI Contract") with a South American airline and the addition of an aircraft in March 1998 to the Company's cargo fleet as a result of the conversion of a leased passenger aircraft, partially offset by a change in the type of contract to ACMI in the 1998 Nine-Month Period from a full charter (where the carrier incurs all costs associated with the operation of the aircraft) in the 1997 Nine-Month Period. The Company had operated only one cargo aircraft since February 1996, when the FAA promulgated certain ADs which restricted the cargo carrying capacity of one of the Company's Boeing 747-100 cargo aircraft, as well as nine other similarly converted Boeing 747-100 cargo aircraft operated by other carriers. At that time, the Company decided to ground the aircraft rather than operate it with restricted payload as required by such ADs. In order to return the cargo capacity of such aircraft to what the Company believes to be economically attractive levels, an FAA-approved modification plan will be required. Such modifications are being designed and tested by the GATX-Airlog Co. There can be no assurance, however, that such modifications, if successfully designed, will obtain FAA approval and that such aircraft will be returned to service.

OPERATING EXPENSES. The Company's operating expenses increased $27.6 million, or 8.3%, to $360.4 million in the 1998 Nine-Month Period from $332.8 million for the 1997 Nine-Month Period. Operating expenses, excluding fuel and depreciation, increased by 13.2% in the 1998 Nine-Month Period. This increase in operating expenses reflected a number of factors, including: (i) higher costs arising from delayed completion of work on, and late release of, three aircraft from heavy maintenance and one aircraft from cargo conversion facilities, (ii) delayed completion of overhauls on eight of the Company's owned engines due in part to the Company's cash deficiencies, resulting in an increase in the number of engines leased by the Company, (iii) higher rental expense as a result of the addition of two aircraft to the Company's fleet and the conversion of one aircraft to cargo configuration, and (iv) increased crew costs resulting from certain of the Company's commercial charter operations.

Aircraft fuel expenses decreased $7.9 million, or 12.5%, to $55.1 million in the 1998 Nine-Month Period from $62.9 million in the 1997 Nine-Month Period. This decrease resulted from an 11.9% decrease in the cost of fuel partially offset by a 2.4% increase in consumption.

Flight equipment rentals and insurance expenses increased $7.7 million, or 42.3%, to $25.7 million in the 1998 Nine-Month Period from $18.1 million in the 1997 Nine-Month Period. This increase was attributable to charges associated with the rental of two additional aircraft to support the Company's fleet requirements as well as increased aircraft rent resulting from the conversion of one leased aircraft from passenger to cargo configuration. In addition, rental expenses associated with certain flight equipment increased in the 1998 Nine-Month Period relative to the 1997 Nine-Month Period in accordance with terms of the relevant sale and leaseback transaction and increased engine rental charges as a result of the delayed completion of work on certain of the Company's owned engines.

Maintenance costs increased $2.4 million, or 6.7%, to $38.1 million in the 1998 Nine-Month Period from $35.7 million in the 1997 Nine-Month Period. This increase was attributable primarily to increased maintenance reserves associated with aircraft and engine rentals described above. This increase was partially offset by the Company's May 1998 implementation of an FAA-approved program which allows the Company to reduce expenses associated with bench-testing serviceable spare part components at third-party facilities.

Crew costs and other expenses increased $3.0 million, or 14.5%, to $23.3 million in the 1998 Nine-Month Period from $20.4 million in the 1997 Nine-Month Period. This increase was primarily due to increases in pay rates and some cost increases due to certain foreign regulations affecting certain of the Company's charter operations which are more restrictive than FAA regulations, resulting in increased crew cost, such as additional overtime, per diem and hotel costs.

Aircraft and traffic servicing expenses increased $9.2 million, or 16.1%, to $66.2 million in the 1998 Nine-Month Period from $57.0 million in the 1997 Nine-Month Period. This increase resulted primarily from the change in the Company's business mix described above. Scheduled service block hours, where the Company is responsible for all operating expenses, increased from 16,006 to 19,913. As a percentage of total block hours, scheduled service block hours represented 57.7% in the 1998 Nine-Month Period compared to 48.6% in the 1997 Nine-Month Period.

Passenger servicing expenses increased $5.4 million, or 14.6%, to $42.5 million in the 1998 Nine-Month Period from $37.1 million in the 1997 Nine-Month Period. This increase resulted primarily from the change in the Company's business mix described above.

Promotion, sales and commission expenses increased $2.1 million, or 4.2%, to $52.6 million in the 1998 Nine-Month Period from $50.5 million in the 1997 Nine-Month Period. This increase was primarily due to higher commission expenses from increased scheduled passenger service revenues partially offset by lower commission rates in the 1998 Nine-Month Period.

General and administrative expenses increased $1.0 million, or 6.7%, to $15.4 million in the 1998 Nine-Month Period from $14.4 million in the 1997 Nine-Month Period. This increase is primarily related to increased accounting and legal costs. As a percentage of operating revenue, general and administrative expenses for the 1998 Nine-Month Period remained constant with the 1997 Nine-Month Period at 4.1% for both periods.

Depreciation and amortization expenses increased $4.8 million, or 13.0%, to $41.6 million in the 1998 Nine-Month Period from $36.8 million in the 1997 Nine-Month Period. This increase was primarily due to depreciation expense associated with capitalized engine overhauls, heavy airframe maintenance and purchase of an aircraft, which was partially offset by the June 1998 revision to the Company's maintenance program that involves spreading certain work typically performed during infrequent major overhauls over the course of more frequent, smaller maintenance checks. This revision also schedules heavy service maintenance overhauls as a function of both aircraft utilization and elapsed time since the last heavy overhauls while the prior program scheduled heavy maintenance overhauls based solely on elapsed time. As a result of the revision, the Company is able to depreciate its heavy airframe maintenance overhaul expenses over a longer time period.

OTHER EXPENSES AND INCOME. Interest expense increased $1.7 million, or 18.4%, to $10.8 million in the 1998 Nine-Month Period from $9.1 million in the 1997 Nine-Month Period. This increase primarily reflects a higher average outstanding debt balance in the 1998 Nine-Month Period, increases in the interest rate under the Loan Agreement and a one-time charge of $0.4 million associated with warrants issued in connection with borrowings from Funding Enterprises LLC, partially offset by a credit of $0.3 million recognized due to the restructuring of an outstanding loan with a debtor which resulted in a lower interest rate. The increase in other income also reflects a gain of $1.5 million recognized from the outcome of a legal case with a vendor. See Note 2 to the Notes to the Company's Financial Statements included elsewhere herein for additional information regarding the financing of certain flight equipment expenditures.

INCOME TAX PROVISION. The income tax provision for the 1998 Nine-Month Period was $4.3 million compared with $4.4 million in the 1997 Nine-Month Period. This decrease was principally attributable to lower profits for the 1998 Nine-Month Period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital and capital expenditure requirements with cash flow generated from operations and through lease, debt and equity financing.

The Company's cash, cash equivalents and short-term investments at September 30, 1998 and December 31, 1997 were $3.6 million and $6.3 million, respectively. The Company generated cash from operations for the 1998 Nine-Month Period and 1997 Nine-Month Period of $40.3 million and $50.7 million, respectively.

Net cash used in investing activities was $25.9 million for the 1998 Nine-Month Period compared with $54.1 million for the 1997 Nine-Month Period. The Company's expenditures for flight equipment were $29.2 million for the 1998 Nine-Month Period compared with $51.5 million for the 1997 Nine-Month Period. Expenditures for flight equipment in the 1998 Nine-Month Period included the purchase of an aircraft, capitalized engine overhauls and heavy airframe maintenance (See Note 2 to the Financial Statements for additional information regarding the financing of certain flight equipment expenditures).

As of September 30, 1998, the Company had a working capital deficit of $113.7 million compared to a working capital deficit of $140.0 million as of December 31, 1997. Historically, the Company has operated with a working capital deficit.

In September 1997, the Company entered into the Loan Agreement which extended the term of a line of credit with Heller until September 1999. The line of credit, which is for $15.0 million is secured by accounts receivable, general intangibles, inventory, intellectual property, cash held in the Company's lock-box account, one spare airframe, aircraft spare parts and landing and gate rights. The Loan Agreement provides that the Company shall not, directly or indirectly, create or become liable in respect of any indebtedness, with certain specified exceptions.

Since February 1998, the Company has entered into seven amendments to the Loan Agreement providing, among other things, for (i) changes in the maximum amount of the revolving loan during different periods; (ii) subordination of loans made to the Company by officers and directors; (iii) increases to the spread between the amount of collateral required and the amount of available borrowing under the Loan Agreement; (iv) modification of the financial covenant relating to the Company's Tangible Net Worth (as defined therein) to facilitate compliance by the Company; and (v) increases in the interest rate from Prime (as defined therein) plus 0.75% to Prime plus 1.50% (10.0% at September 30, 1998). Through a combination of the fourth amendment on May 14, 1998 and the sixth amendment on July 13, 1998, the Company and Heller agreed to modify the Tangible Net Worth covenant in the Loan Agreement by reducing the amount of Tangible Net Worth the Company is required to maintain from $47.0 million prior to August 31, 1998 and $55.0 million thereafter to $35.0 million through May 1998, $38.0 million for June 1998, $47.5 million through August 1, 1998 and $55.0 million from August 31, 1998 and thereafter. On June 1, 1998, the fifth amendment permanently limited the maximum amount of borrowings under the facility to $15.0 million beginning on June 29, 1998, a decrease from the $25.0 million maximum amount originally permitted. The sixth amendment to the Loan Agreement waived defaults resulting from the repayment of the 12% Note (as defined herein), the issuance of the Nachtomi Note (as defined herein) and the defaults referred to below. On August 27, 1998, the seventh amendment to the Loan Agreement between the Company and Heller modified the Tangible Net Worth covenant in the Loan Agreement by reducing the amounts of Tangible Net Worth the Company is required to maintain to $44.5 million in July 1998, $45.0 million from August 1998 through March 1999 and to $50.0 million in April and May 1999. As of September 30, 1998, the Company had $12.8 million of obligations outstanding under the Loan Agreement of which an additional $2.0 million consisted of letters of credit issued to various suppliers and insurance companies.

In January 1998, the Company entered into a $13.6 million loan agreement with a commercial financial institution secured by twelve Pratt & Whitney JT9D engines, of which $11.3 million was used to pay the balance remaining on two previous agreements with the same commercial financial institution and $1.6 million was to be paid toward engines under repair. As of September 30, 1998, this amount remains unpaid.

In February and March 1998, the Company borrowed $6.0 million which bears interest at a rate of 12% (the "12% Note") from Funding Enterprises, LLC, a limited liability Company in which the Company's Chairman and former President were members. On July 1, 1998, the Company discharged its obligations under the 12% Note by issuing a new note (the "Nachtomi Note"), due August 7, 1998, to the Company's Chairman in the principal amount of $3.0 million and repaying the balance of the 12% Note in cash. The Nachtomi Note bears interest at an annual rate of 12.0%. The Nachtomi Note was amended so that it bears interest at an annual rate of 12.0% after August 7, 1998 and matures on April 30, 1999. In connection with the 12% note, warrants for the purchase of 1.2 million shares of Common Stock of the Company were issued with an exercise price of $5.00. The warrants expire in February 2008.

On July 15, 1998, the Company purchased an existing leased aircraft from a lessor for a purchase price of $13.5 million of which a credit of $6.0 million was given by the lessor to the Company for the payments of maintenance reserves paid during the lease period and a balance of $7.5 million was financed by the same lessor. In addition, the lessor waived all previously outstanding rent and maintenance reserves through June 30, 1998 amounting to $1.4 million. This loan requires a monthly payment of approximately $50,000 of interest only starting October 1998 through May 1999 and then a total monthly payment of approximately $0.4 million including principal and interest through March 2001.

On August 13, 1998, the Company restructured three existing loans with a financial institution under which the Company was required to pay a total monthly principal payment of $1.5 million. Under the terms of these Aircraft Loan and Security Agreements, the Company is required to pay an aggregate monthly principal payment of $0.5 million plus interest through June 1999, which will pay off one of the three loans by March 1999, and the remaining two loans will require a monthly principal payment, commencing July 1999, of $1.0 million and $0.4 million plus interest through December 2002 and February 2003, respectively.

In September 1997, the Company entered into a finance agreement involving the conversion and refurbishment of Pratt & Whitney engines. In connection with this transaction, seven engines were financed for $24.3 million with interest at prime plus 2% (10.50% at September 30, 1997). The Company also had a remaining unpaid amount of $4.2 million related to other engines previously overhauled. On September 28, 1998, a total of $27.2 million loan was restructured by the Company which now requires a total monthly payment of $1.5 million through March 1999 and $2.0 million through July 1999 and $2.5 million through August 2000 which also allows the Company to repair/overhaul additional engines currently at the repair facility with interest at 6% going up to a maximum of 9% per annum.

The Company has entered into a letter of intent with International Lease Finance Corp. to lease two new Boeing 777 aircraft for an initial term of ten years. If a definitive agreement is executed, the Company will be required to pay $4.8 million in deposits for the two leased aircraft, of which $0.4 million is due during the first half of 1999. The deposits are refundable, subject to certain conditions, at the end of the lease term.

The Company has cancelled its letter of intent with Boeing to purchase two new Boeing 777 aircraft with the option to purchase two additional new Boeing 777 aircraft.

From time to time during 1998, the Company has been in default under certain provisions of the Loan Agreement, including maintenance of minimum levels of Tangible Net Worth (as defined therein) and EBITDA (as defined therein). The Company has entered into amendments with Heller waiving such defaults, and is currently in compliance with such provisions as they have been amended.

The Company has obtained agreements with other lessors for deferred or revised payment terms for approximately $8.1 million outstanding as of June 30, 1998 of lease and maintenance reserve payments. As of September 30, 1998, the balance remaining on these deferred amounts is $5.9 million. In addition, the Company agreed with certain of its vendors and suppliers to extend payment terms, and has, in some cases, obtained payment extensions with respect to certain of the Company's current obligations. As a result of some of the payment term extensions, the Company is required to pay interest on the deferred amounts.

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

As of September 30, 1998, the Company had $46.6 million of required principal payments on long-term debt due within one year.

In an effort to conserve cash, the Company suspended cash dividends on its Common Stock after the third quarter of 1996.

YEAR 2000

The Year 2000 problem exists because many computer programs use only the last two digits to refer to a year. This convention could affect date-sensitive calculations that treat "00" as the year 1900, rather than 2000. An additional issue is that 1900 was not a leap year, whereas the Year 2000 is. Therefore, some programs may not properly provide for February 29, 2000. This anomaly could result in miscalculations when processing critical date-sensitive information after December 31, 1999.

The Company recently restructured its MIS Department with the hiring of three computer experts who are familiar with information system issues confronting both the Company in particular and the airline industry in general. The Company's comprehensive Year 2000 initiative will be managed by this new internal MIS team. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operation and that transactions with customers, suppliers and financial institutions are fully supported The Company has determined that due to its most recent and near term software upgrades, its internal systems will function properly with respect to dates in the Year 2000 and beyond. The Company has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies or governmental agencies on which the Company's systems and operations rely will be converted on a timely basis and, if not so converted, will not have a material adverse effect on the Company's business.

The Company's new MIS team will be assessing the need to develop remediation contingency plans and business resumption contingency plans specific to the Year 2000. Remediation contingency plans address the actions to be taken if the current approach to remediating a system is falling behind schedule or otherwise appears in jeopardy of failing to deliver a Year 2000 ready system when needed. Business resumption contingency plans address the actions that would be taken if critical business functions can not be carried out in the normal manner upon entering the next century due to system or supplier failure.

The Company, as an IATA member airline, is a participant in the "IATA Year 2000 Project". The IATA Year 2000 Project is an initiative to increase the awareness of third party suppliers - such as airports, ATS providers and manufacturers - and to assess and promote their Year 2000 preparedness. Working closely with ICAO, the Airports Council International, the ATA and other industry organizations, IATA has developed and piloted a standard methodology to assess Year 2000 readiness. The project will provide training on how to use the methodology, and will track the status of remedial programs so that problems can be identified early. IATA estimates that the cost of the Project will be approximately $20 million, of which the Company's pro rata share is approximately $67,000. The Company does not expect the total cost of its Year 2000 initiatives to have a material adverse effect on the Company's business.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                           None.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The only changes in legal proceedings as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and in the Company's Form 10-Q for each of the quarterly periods ended March 31, 1998 and June 30, 1998 are the following:

On July 23, 1998, Terry V. Hallcom, the former President and Executive Vice President-Operations of the Company filed a Demand for Arbitration (the "Demand") with the American Arbitration Association. The Demand alleges that the Company is liable for breach of contract, fraud, misrepresentation and defamation in connection with the resignation of Hallcom from his employment with the Company, and seeks unspecified monetary damages, specific performance of Hallcom's employment agreement, declaratory relief, punitive damages, costs and attorneys fees. The Company has denied the allegations in the Demand and has filed counterclaims against Hallcom alleging breach of his fiduciary duties to the Company, breach of his employment contract, fraud, malfeasance, misfeasance, and nonfeasance. The Company believes it has meritorious defenses to the allegations in the Demand and plans to vigorously defend against Hallcom's claims and to pursue its counterclaims against Hallcom. On August 21, 1998, the Company initiated a special proceeding in the Supreme Court of the State of New York, County of New York, in order to disqualify Hallcom's counsel from representing Hallcom in the arbitration due to counsel's irreconcilable conflicts of interest. A hearing was held on October 16, 1998, at which time the Court stayed the arbitration pending a decision in the special proceeding.

The lawsuit entitled UNC Camco Incorporated, et. al. v. Tower Air, Inc., was
                     ---------------------------------------------------
settled by a settlement agreement dated as of September 30, 1998.

The Leticia Parra, individually and on behalf of all persons similarly situated
    ---------------------------------------------------------------------------
v. Tower Air, Inc., case was re-filed in the New York State Court on July 15,
------------------
1998, and served on July 24, 1998. Index No. 603467/98. The plaintiff alleges she was denied boarding and seeks designation as representative of a similarly situated class of over 1,000 persons. Claim is made for $1,000,000 for each class member with an additional $1,000,000 per class member being claimed in compensatory and punitive damages with respect to mental anguish and emotional distress. The case is in the discovery phase and is being vigorously defended by the Company, both as to class certification and on the merits.

ITEM 2.  CHANGES IN SECURITIES.

                  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

ITEM 5.  OTHER INFORMATION.

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibit 10 (31)  The CIT Group/Equipment Financing, Inc. Loan
                                Agreement, dated July 15, 1998
               Exhibit 10(32) C.I.T. Leasing Corporation Purchase and Sale Agreement, dated July 15, 1998
               Exhibit 10(33)   Finova Capital Corporation Amended &
                                Restated Promissory Note, dated August 13, 1998
               Exhibit 10(34)   Finova Capital Corporation Amended &
                                Restated Promissory Note, dated August 13, 1998
               Exhibit 10(35) Finova Capital Corporation Consolidated, Amended and Restated Promissory Note, dated
                                August 13, 1998
               Exhibit 10(36) Finova Capital Corporation Second Amendment to Aircraft Loan & Security Agreement, dated
                                August 13, 1998
               Exhibit 10(37) Finova Capital Corporation Sixth Amendment to Aircraft Loan & Security Agreement, dated
                                August 13, 1998
               Exhibit 10(38) Heller Financial, Inc. Seventh Amendment to Loan & Security Agreement, dated August 27, 1998
               Exhibit 10(39) GE Aircraft Engines Maintenance Services Agreement, dated October 1, 1996
               Exhibit 10(40) GE Aircraft Engines/Tower Air Payment Plan dated September 28, 1998

          (b)  Exhibit 27       Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Tower Air, Inc.
                                          (Registrant)



Date:  November 16, 1998                  /s/ Morris K. Nachtomi
                                          ----------------------
                                          Morris K. Nachtomi
                                          President, Chief Executive Officer
                                          and Chairman of the Board of Directors
                                          (Principal Executive Officer)




Date:  November 16, 1998                 /s/ Nathan Nelson
                                          -----------------
                                          Nathan Nelson
                                          Chief Financial Officer and
                                          Treasurer  (Principal
                                          Financial and Accounting Officer)