Form 10-K
period 1998-12-31
TOWER AIR INC
filed 1999-04-15
CIK 778718

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

            (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                            ON WHICH REGISTERED
    -------------------                         --------------------------

Common Stock, par value $.01 per share            NASDAQ National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes        No X
                                        ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.[_]

     The aggregate market value of the voting Common Stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price on the NASDAQ National Market) on February 26, 1999 was approximately $7,039,624. As of February 26, 1999, there were 15,365,424 shares of Common Stock, par value $.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement in connection with the registrant's 1999 Annual Meeting of Stockholders to be filed within 120 days of the close of registrant's fiscal year are incorporated by reference into Part III.

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

Tower provides primarily long-haul scheduled and charter passenger air service in diverse international and domestic markets that the Company believes can be profitably served by its fleet that consists entirely of Boeing 747 (B747) aircraft. Scheduled international passenger routes include service between New York and Tel Aviv, Israel; New York and Athens, Greece; New York and Paris, France; and between New York and Santo Domingo, Dominican Republic; and from New York to and between Athens and Tel Aviv; and from New York to and between Paris and Tel Aviv;. Scheduled domestic passenger routes include service between New York and Ft. Lauderdale, Los Angeles, Miami, San Francisco, San Juan, Puerto Rico, and between Miami and San Juan. The Company provides charter air service for several major United States and foreign tour operators, and is a major passenger charter service provider to the United States military and the International Organization For Migration (IOM). During 1998, Tower entered into two Aircraft,

Crew, Maintenance and Insurance (ACMI) agreements for the lease of two Tower Air cargo aircraft. One of these lease agreements was suspended in December 1998 due to fire damage sustained by the aircraft and both parties agreed to continue the service on an ad hoc basis by utilizing the Company's third cargo aircraft. In addition, Tower provides also ad hoc third party maintenance service at its JFK facility.

As of December 31, 1998, Tower operated a fleet of fourteen passenger aircraft (four B747-100s and ten B747-200s) and three cargo aircraft (one B747-100 and two B747-200s). The Company maintains offices and ground personnel in New York City, Miami, Ft. Lauderdale, Los Angeles, San Francisco, San Juan, Athens, Tel Aviv and Paris.

BUSINESS STRATEGY

The Company's principal business strategy is to provide long-haul, low-fare airline service in niche markets where the Company's low operating costs and flexible operating structure permit profitable operations. Tower implements this strategy by appealing to ethnic and family travelers in markets characterized by normally stable demand (as demonstrated by the Company's scheduled services between New York and Tel Aviv) or in markets in which seasonal fluctuations in demand justify adjusting flight frequencies (as demonstrated by the Company's expanded service between New York and Paris; New York and Athens; and Miami and San Juan, in the summer). Responding to predictable variations in demand, the Company also seeks to take advantage of counter-seasonal opportunities, for instance, by participating in the Hajj, a seasonal religious pilgrimage to the Middle East, and by providing year-round cargo service. The Company believes it benefits from several competitive advantages, including the following:

 . LOW COST STRUCTURE. Tower's operating costs in most markets are lower than those of its competitors. The Company maintains its low cost structure principally by tightly controlling its variable costs while also minimizing certain fixed costs by sub-contracting ground handling and heavy maintenance work. The Company achieves low labor costs through effective utilization of a mix of part-time and full-time workers. The Company also achieves savings by operating a fleet consisting entirely of B747 aircraft, which permits efficiencies in crew training, maintenance and spares inventory. The Company's low cost structure enables it to seek to increase market penetration by, among other things, offering travel agents higher commissions and to operate in price sensitive markets by using its aircraft cost-efficiently. Tower's low cost structure is demonstrated by its operating expense per scheduled service Available Seat Mile (ASM) statistics in recent years: 1998- $.0543; 1997-$.0527; 1996-$.0538; 1995-$.0477; 1994-$.0463.

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

 . OPERATING FLEXIBILITY. The Company has achieved a high degree of operating flexibility due to low capital investment requirements and a highly flexible cost structure. Tower's fixed overhead expenses in 1998 were approximately $137.1 million, or 28.3% of revenues. The Company's flexible cost structure has been achieved through, among other measures, the efficient use of a part-time workforce, the development of flexible work rules, the outsourcing of most ground services and the ability to adjust flight routes and schedules to meet demand. The Company's operating flexibility has allowed it to respond over its 16-year operating history to fluctuating fuel costs, increasingly price-conscious consumers and the significant variability in demand experienced in certain markets such as in its charter business.

SALES AND MARKETING

Tower's sales and marketing strategy focuses on specific market profitability targets. This orientation allows Tower to pursue market opportunities which may not be attractive to, or manageable by, larger competitors, and permits Tower to adjust rapidly to dynamic market conditions. Tower's services are marketed through direct sales efforts and travel intermediaries, including travel agents, tour operators, religious and other organizations, and interline agreements with other airlines. In international markets, the Company believes that its travel agent commissions are greater than many of its competitors and thereby provide an incentive for these agents to promote the Company's services. In addition, the Company sells tickets through global distribution systems (e.g., Sabre, Amadeus, Shares, Galileo and Galileo International), which permits the Company to expand its overall presence in price sensitive domestic markets. The Company maintains a local sales presence to manage relationships with retail and wholesale travel agencies in the United States, Puerto Rico, Israel, and France.

The Company's annual advertising plan includes direct advertising through radio and print media to promote its product. The campaign focuses on the Company's experience, its fleet and affordable fares, and promotes the value of the service that the Company provides. The Company believes that its sales and marketing strategy allows it to reach a broad customer base while focusing its resources in a cost effective manner.

SERVICES OFFERED

The Company's business mix includes scheduled passenger service, commercial charters, military charters, cargo service, and other operations. The following table sets forth the Company's total revenues for each major service category:

                                          YEARS ENDED DECEMBER 31,
                                ------------------------------------------
                                     1998           1997           1996
                                ------------   ------------   ------------
                                               (IN MILLIONS)
Scheduled passenger service        $   323.2     $    267.3     $    247.2
Commercial charter service              59.5          103.4           84.4
Military charter service                64.0           67.9           64.4
Cargo service                           24.8           13.8           14.1
Other                                   12.3            9.1            7.7
                                ------------   ------------   ------------

  Total operating revenues         $   483.8     $    461.5     $    417.8
                                ============   ============   ============

SCHEDULED PASSENGER SERVICE

As illustrated in the above table, scheduled passenger service represents the largest portion of the Company's business and accounted for 66.8% of the Company's total revenues for the year ended December 31, 1998. The following table sets forth, for the periods indicated, the Company's scheduled passenger service in dollars and as a percentage of total operating revenues.

                                                           YEARS ENDED DECEMBER 31,
                             --------------------------------------------------------------------------
                                      1998                      1997                     1996
                             --------------------------------------------------------------------------
                                                            (DOLLARS IN MILLIONS)
NY/Tel Aviv                    $    118.3    24.5%        $  112.8    24.4%       $     94.2    22.6%
NY/Paris                             26.7     5.5             24.7     5.3              23.7     5.7
NY and/or Miami/Sao
 Paulo/Rio de Janeiro (1)               -       -              4.2     0.9              17.7     4.2
NY/Amsterdam/Bombay (2)                 -       -               --      --               6.0     1.4
NY/Athens                            19.3     4.0              8.2     1.8                --      --
NY/San Juan                          36.5     7.5             30.7     6.7              21.2     5.1
NY/Miami                             35.2     7.3             27.4     5.9              21.5     5.1
NY/Los Angeles                       42.6     8.8             32.4     7.0              39.5     9.5
NY/Las Vegas (3)                      4.4     0.9              2.1     0.5                --      --
NY/San Francisco (4)                 26.4     5.5             24.4     5.3              19.6     4.7
Miami/San Juan(5)                     6.5     1.3              0.4     0.1               3.3     0.8
NY/Ft. Lauderdale(6)                  7.3     1.5               --      --                --      --
Other (7)                               -       -               --      --               0.5     0.1
                             --------------------------------------------------------------------------
                               $    323.2    66.8%        $  267.3    57.9%       $    247.2    59.2%
                             ==========================================================================

1) Service was expanded in December 1995 with continuation to Rio de Janeiro. Service to Rio de Janeiro was discontinued August 1996. In March 1997, Tower discontinued its remaining scheduled passenger service to Brazil when its route authority to Brazil expired in March 1997.

2) Service commenced in December 1994 and was discontinued in March 1996.

3) Service commenced in September 1997 and was discontinued in July 1998.

4) Service to San Francisco was discontinued April 1996 and was resumed in April 1997; also includes service to Oakland which commenced April 1996 and was discontinued in March 1997.

5) Seasonal service commenced in June 1996 and was discontinued in February 1997 and was resumed again in June 1998.

6) Service commenced in June 1998.

7) Includes revenues generated by certain discontinued routes.

INTERNATIONAL MARKET - Tower generated 50.8% of its scheduled passenger service revenues from service between New York and various international destinations, as well as between Paris and Tel Aviv and Athens and Tel Aviv. International scheduled passenger service revenues was 34.0% of total operating revenues.

In the market between the U.S. and Israel, Tower believes that it currently is the largest United States carrier and second only to El Al, Israel's national flag carrier, as measured in passengers carried. Tower has operated scheduled passenger service between New York and Tel Aviv since the Company received its operating certificate in 1983 and was the only non-Israeli carrier to provide uninterrupted passenger service during the Gulf War in

1991. As a result, the Company believes it benefits from significant customer brand loyalty in the Israel market.

In addition to vacation and business travelers, the U.S.-Israel market also includes a large percentage of individuals and groups who travel for religious reasons. The Company competes in this market by focusing on accommodating the cultural needs of its customers by, for example, providing Kosher meals, staffing flights with Israel-based, Hebrew speaking flight attendants, providing a separate terminal facility in Tel Aviv, offering early check-in services and designating "quiet cabins" in its aircraft where in-flight entertainment is not provided. This market historically has been characterized by a relatively stable travel pattern. From time to time, security concerns in Israel have resulted, and may continue to result, in temporary variations in demand.

Tower has operated scheduled passenger service between New York and Paris since 1991. From 1984 to 1991, Tower operated passenger charter service between New York and Paris. Because the passengers on its Paris route are typically leisure travelers, the Company schedules a greater number of flights during the summer season and holiday periods than during the winter. During 1998, the Company was awarded traffic rights to operate scheduled passenger service between Paris and Tel Aviv and commenced such service in July 1998. The Company expects to maintain more frequent service to Paris in the future. The Company believes that the local traffic between Paris and Tel Aviv represents a large point-to-point market. In addition, this traffic right permits Tower to offer customers a European stop-over on their way to or from Israel.

In March 1997, Tower was awarded authority to operate scheduled service between New York and Athens and between Athens and Tel Aviv. From 1984 to 1997, Tower operated passenger charter service between New York and Athens. In 1997, Tower operated both scheduled passenger service and charters between New York and Athens; and in 1998, operated only scheduled passenger service. Because passengers on its Athens route are typically leisure and ethnic travelers, there is significant variability of demand on flights on this route.

In October 1998, Tower was awarded traffic rights to operate passenger service between New York and Santo Domingo, Dominican Republic by the Department of Transportation, a route permitted under the current U.S.-Dominican Republic bilateral civil air transport agreement. In February 1999, a corresponding approval was granted by the civil aviation authorities of the Dominican Republic and regular scheduled service commenced March 5, 1999.

In July 1997, Tower was awarded traffic rights to operate passenger service between New York and Cairo, Egypt, a route permitted under the current U.S.- Egypt bilateral civil air transport agreement. In April 1998, Tower was awarded traffic rights to operate passenger service between Paris and Cairo. Subject to prevailing political and economic factors, Tower presently expects to implement these services in the summer of 2000.

DOMESTIC MARKET - In 1998, Tower generated 49.2% of its scheduled passenger service revenues from domestic markets. Domestic scheduled passenger service was 32.8% of total operating revenues. From 1985 to 1993, Tower served the domestic market on a limited basis. Thereafter, Tower expanded its scheduled passenger service by adding new destinations and increasing frequencies. The Company's scheduled domestic passenger routes include service between New York and Los Angeles, Miami, San Francisco, and San Juan and since June 26, 1998, between New York and Ft. Lauderdale and between Miami and San Juan. The Company believes that it competes for its customers primarily on the basis of price, and that its low cost structure, resulting in affordable fares with few or no restrictions (e.g., minimum stay or advance purchase requirements), provides a significant competitive advantage. The Company emphasizes its competitive fares and widebody aircraft with service comparable to that offered by carriers with higher fares. The Company believes that its domestic service passengers are typically family and ethnic travelers. In addition, Tower believes that its service also appeals to cost-conscious business travelers.

The Company believes that there are opportunities to leverage its brand identity in its domestic scheduled operations by expanding to select point-to-point markets and increasing frequencies on existing routes.

In May 1998, Tower re-implemented a simplified ticket pricing strategy. Tower believes that marketing a single restricted fare, a single unrestricted fare and a single business class fare in its domestic operations differentiates the Company from its competition, which generally relies on a multi-tiered pricing strategy. The Company believes that its new pricing strategy will principally benefit its reputation with its customers, who the Company believes are dissatisfied with the yield management practices of other airlines.

COMMERCIAL CHARTER SERVICE

The Company provides charter service between the U.S. and a number of European and South American destinations, as well as between certain Asian countries and the Middle East for the Hajj. For 1998, the commercial charter market represented approximately 12.3% of the Company's total operating revenues. The Company's principal customers for commercial charter services are tour operators, as well as sponsors of incentive travel packages, specialty charter customers, and other carriers. Tower also supplies charter passenger service to the IOM.

Charters provided to tour operators constitute a seasonal market, with the majority of passengers traveling during each country's respective summer period. The programs are generally contracted for repetitive, round-trip patterns, operating over varying periods of time. In such arrangements, the tour operator pays a fixed price for use of the aircraft (which includes the services of the pilots, flight engineers and flight attendants, together with check-in, baggage handling, maintenance services, catering and all necessary aircraft handling services) and assumes responsibility and risk for the actual sale of the available aircraft seats. In connection with its sales to tour operators, the Company seeks to minimize its exposure to unexpected changes in operating costs, including most of the risk of fuel price increases. Because the Company has a contract with its customers for each flight or series of flights, it can, subject to competitive constraints, structure the terms of each contract to reflect the costs of providing the specific service, together with an acceptable return. The Company's flexible operating structure also enables it to provide short-notice charter service to other airlines who have equipment temporarily out of service. Although the Company typically collects non-refundable deposits in advance of operating commercial charter flights, there can be no assurance that such flights will operate and the full revenues will be realized.

The Company believes that although price is the principal competitive criterion for its tour operator program, product quality, reputation for reliability and delivery of services which are customized to the specific needs of its customers have become increasingly important to the buyer of this product. Although the Company serves tour operators on a worldwide basis, its primary customers are European-based, South American-based and Asian-based operators. Contracts with all operators establish prices payable to the Company in U.S. dollars, thereby significantly reducing the Company's foreign currency risk. Tower's charter operations also enable the Company to evaluate market potential for future scheduled passenger service operations. For example, Tower's scheduled passenger service to Tel Aviv, Paris and Athens each developed from strong charter operations to those destinations.

The Company's charter agreements also provide for the transport of religious pilgrims making the annual Hajj pilgrimage to the Middle East. During 1998, the Company operated seven aircraft for this purpose for Saudi Arabian Airlines and P.T. Garuda Indonesia Airlines, carriers which have been unable to satisfy this peak utilization. The Company is responsible for the costs of providing the aircraft, pilots, flight engineers and, in certain cases, flight attendants, maintenance and insurance, while its customers bear the risk of all other operating costs, as well as the revenue risk. During 1998, the Company's Hajj charter operations occurred from approximately March 1 to May 15. Due to the nature of the Islamic calendar, the Hajj occurs approximately 1 to 12 days earlier each year. As a result, the Company expects its Hajj charter operations to continue to occur during periods of generally weak demand in its scheduled passenger service business for the next ten years. However, there is no assurance that the Company will obtain renewal of Hajj charter operations in future years. In addition, there is no assurance that the Company will be able to commit its resources to future Hajj charter operations.

MILITARY CHARTER SERVICE

As an operator of charters for the United States military, the Company has transported armed forces, reserve personnel and cargo domestically and internationally since 1984. For 1998, military charters represented approximately 13.2% of the Company's total operating revenues. The Company provides charter air travel service to the Department of Defense (DOD) through the Air Mobility Command (AMC) and the Military Traffic Management Command
(MTMC), which organize international and domestic transportation services for United States military personnel.

AMC contract awards are of two types: (i) fixed award business for known scheduled needs throughout a contract year; and (ii) short-term expansion business, which is offered to the Civil Reserve Air Fleet (CRAF) participants on an ad hoc basis as the need arises. The short-term expansion business is offered to carriers in proportion to their level of fixed award business, and then to any CRAF participant that has aircraft available.

Pursuant to the AMC's fixed-award system, each participating airline is given certain mobilization value points based on the number and type of aircraft then pledged by such airline. A participant may team up with one or more other airlines to increase the total number of mobilization value points of the team; if a participant in the team is unable to use its mobilization value points, then another participant in such team may use them. Generally, a passenger airline will seek to team up with one or more cargo airlines as well as with other passenger carriers not interested in operating military charters and vice versa. When the military determines its requirements for a particular period, it determines how much of each particular type of service it will need (e.g., widebody, passenger service). It will then award each type of business to those carriers or teams that have committed to make available that type of aircraft and service, in proportion to each team's mobilization value points.

In 1998, the Company entered into a one-year teaming arrangement with Federal Express Corporation, Polar Air Cargo Inc., Bax Global, Inc., American Trans Air, Inc., and Air Transport International LLC for the bid and award of AMC business for the 1999 U.S. government fiscal year beginning October 1, 1998 and ending September 30, 1999. The Company believes that participating in such teaming arrangements increases the likelihood that it will receive a greater amount of the AMC's fixed award business than it would otherwise receive. The Company believes that its participation in this teaming arrangement will also improve its ability to generate additional short-term expansion business in the future. In addition, because some of the AMC's short-term expansion business involves the one-way deployment or repatriation of troops, the Company is sometimes able to use the same aircraft in the other direction for its scheduled passenger service and therefore maximize revenue opportunities. Historically, the Company's short-term expansion business has exceeded its fixed award. As part of its participation in this teaming arrangement, the Company may pay certain utilization fees to other team members over the term of the agreement.

The MTMC purchases domestic air travel as needed on a lowest bid basis from a broad group of charter and scheduled passenger service carriers. In general, this market is smaller and more competitive than the AMC market. While Tower's low cost structure enables the Company to compete for MTMC business, a significant portion of such business is not suitable for the Company because of the number of passengers to be carried on many routes is too small to be served efficiently by the Company's current fleet. Therefore, the Company's strategy is to participate in the MTMC program on a selective basis depending on aircraft availability and suitability, as well as price.

On January 27, 1999, the Company reached an agreement with the Department of Defense-Commercial Airlift Review Board (CARB) pursuant to which the Company agreed to a temporary suspension of the use of Tower Air aircraft for military charters pending the completion of an on-site survey by CARB. At the conclusion of the survey, the CARB reinstated the Company to operate military charters on February 12, 1999.

Military and other government flight activity has recently been, and is expected to remain, a significant part of the Company's business. However, the market for military charter services will be influenced by numerous factors, including changes in the overall level of defense spending and teaming arrangements.

CARGO SERVICE

Since 1992, Tower has provided airport-to-airport cargo transportation services to other international airlines, as well as to freight forwarders. For 1998, cargo service represented approximately 5.1% of the Company's total operating revenues. During 1998, Tower entered into an ACMI Contract for one cargo aircraft for a period of one year, beginning March 1998, with a South American cargo airline. This agreement was suspended in December 1998 due to fire damage sustained by the aircraft and both parties agreed to continue the service on an ad hoc basis by utilizing the Company's third cargo aircraft. In addition, Tower also entered into another ACMI contract for a cargo aircraft with an European carrier starting October 1998 for a period of one year. The Company's ACMI Contracts typically provide for the Company's customers to guarantee monthly minimum aircraft utilization levels at fixed hourly rates and are typically in force for periods of one year, subject in certain cases to early termination provisions. These contracts generally require that the Company supply aircraft, crew, maintenance and insurance and that its customers bear all other operating expenses, including fuel and fuel servicing; marketing costs associated with obtaining cargo; airport cargo handling; landing fees; ground handling; aircraft push-back and de-icing services; and specific cargo and mail insurance. These contracts, therefore, mitigate for the Company the load factor, yield and operating expense risks traditionally associated with the air cargo business. Because the customer is responsible for a large percentage of the operating costs, the revenues associated with ACMI Contracts are lower than for full service contracts in which the Company bears more of such costs. For the same reasons, however, ACMI Contracts have greater profit margins compared to full service cargo arrangements.

In addition to the three cargo aircraft operated by the Company, the Company has a fourth cargo aircraft that has been grounded pursuant to certain Airworthiness Directives (ADs) since February 1996.

OTHER

The Company sells available belly cargo space on its passenger aircraft to other carriers and freight forwarders. The Company also derives revenues from in-flight sales, including sales of duty-free merchandise. In addition, since 1993, the Company has provided ad hoc third-party maintenance and ground handling services to other airlines at its JFK facilities. For 1998, such other services contributed 2.6% of the Company's total operating revenues.

COMPETITION

SCHEDULED SERVICES - The airline industry is highly competitive. In the scheduled passenger business, carriers generally compete on the basis of price, availability of equipment, quality of service and convenience. In the leisure and business travel market, many of the airlines against which the Company competes are larger, have longer operating histories and greater name recognition than the Company. The Company may also face competition from airlines which may begin serving any of the markets the Company serves or may subsequently serve, from an expansion of existing low fare service offered by current competitors and from new low cost airlines that may be formed to compete in the low fare market. In addition, certain of the Company's competitors have in recent years consolidated and/or established alliances with foreign or domestic carriers, allowing those competitors to strengthen their overall operations by, among other things, transporting passengers connecting with or otherwise traveling on the consolidated or alliance carriers. Many airlines, including other nations' flag carriers, also possess substantially greater financial resources and more extensive facilities and equipment than those which are now, or will in the foreseeable future become, available to the Company.
The Company also from time to time competes against carriers with certain financial advantages due to their status under the bankruptcy laws. Vigorous price competition exists, and airline competitors frequently offer sharply reduced discount fares in many markets. In addition, many scheduled carriers compete for customers in a variety of ways, including wholesaling to tour operators, discounting seats on scheduled flights, promoting to travel agents prepackaged tours for sale to retail customers, developing frequent flyer programs and selling discounted, excursion airfare-only products to the public. As a result, the Company competes for customers with the lowest revenue generating seats of the scheduled airlines. The Company's ability to meet price competition depends on its ability to operate at costs equal to or lower than its competitors or potential competitors. In addition, competitors with greater financial resources than the Company may price their fares below the Company's fares or increase their service beyond current levels which could have a material adverse effect on the Company's business. Although the domestic airline industry has at present abandoned deeply discounted general pricing structures and fare levels have continued to increase in recent years, significant industry-wide discounts could be reimplemented at any time, and the introduction of broadly available, deeply discounted fares by a major U.S. airline would result in lower yields for the entire industry and could have a material adverse effect on the Company's business.

COMMERCIAL CHARTERS - In the commercial charter market, the Company faces competition from charter carriers, some of which are affiliates of major scheduled airlines or tour operators and many of which are larger and have substantially greater financial resources than the Company. As a result, in addition to greater access to financial resources, these charter airlines may have greater distribution capabilities, including exclusive or preferential relationships with affiliated tour operators. In addition, many scheduled carriers compete for charter customers in the same ways as they compete for scheduled customers, as discussed above. During periods of dramatic fare cuts by scheduled airlines, the Company is forced to respond with reduced charter prices, which could have a material adverse effect on the Company's business.

MILITARY CHARTERS - In the market for military charter services, Tower competes with a number of U.S. air carriers, each of which is eligible to provide air travel service to the AMC and MTMC. With regard to AMC business, the majority of these participants are grouped into team arrangements, each of which bids as a unit for AMC business. The Company entered into a team arrangement with three other air carriers to bid for the government contract years covering October 1, 1995 through September 30, 1998. In 1998, the Company entered into a one-year teaming arrangement with Federal Express Corporation, Polar Air Cargo Inc., Bax Global, Inc., American Trans Air, Inc., and Air Transport International LLC for the bid and award of AMC business for the 1999 U.S. government fiscal year beginning October 1, 1998 and ending September 30, 1999. The Company believes that its present capacity for AMC business in conjunction with its historic operating record enables it to compete effectively in this market.

CARGO SERVICES - The market for air cargo services is highly competitive. The Company's cargo business competes primarily with air freight carriers and, from time to time with integrated carriers. The Company also competes on a limited basis with scheduled freight operations of passenger airlines and overnight delivery services. Numerous competitors of the Company provide or coordinate door-to-door air freight charters on an expedited basis. The Company's cargo business is also subject to competition from other modes of transportation, including, but not limited to railroads and trucking. The Company believes that the most important basis for competition in this area are the range, payload and cubic capacities of the aircraft and the price, flexibility, quality and reliability of the cargo transportation service. Additional demand for these services over the last few years has resulted in numerous new entrants in this business. The Company believes that there are limited barriers to entry in this business and that increased demand may stimulate additional competition. The ability of the Company to compete in this segment depends on its ability to convince international airlines that outsourcing some portion of their air cargo business remains more cost-effective than undertaking cargo operations with their own capacity and resources.

The level of competition in international markets is normally governed by the terms of bilateral agreements. Under bilateral air service between the United States and some foreign countries, traffic rights to those countries are available to only a limited number of, and in some cases only one or two, U.S. carriers, and are subject to approval by the applicable foreign regulators. Tower's ability to provide service in some foreign markets in the future may depend in part on the willingness of the Department of Transportation (DOT) to allocate limited traffic rights to Tower rather than to competing U.S. airlines, including major scheduled carriers capable of carrying greater passenger traffic, and the approval of the applicable foreign regulators. While the Company generally has been able to obtain traffic rights where it has sought them in the past, there can be no assurance that it will be able to do so in the future. In some of the markets in which the Company operates or may in the future operate, there is little or no restriction on the ability of other carriers to enter such markets or currently existing restrictions may be reduced or eliminated.

There are relatively few barriers to entry into the airline business, apart from the need for certain government licenses and the need for and availability of financing, particularly for those seeking to operate on a small scale with limited infrastructure and other support systems. As a result, the Company may face increased competition from start-up airlines in selected markets from time to time.

Demand for air transportation has historically tended to mirror general economic conditions. During the most recent economic recession in the United States, the change in industry capacity failed to mirror the reduction in demand for domestic air transportation due primarily to continued delivery of new aircraft. While in the period following such recession, industry capacity leveled off, such capacity has begun to expand. The Company expects that the airline industry will remain extremely competitive for the foreseeable future.

REGULATORY ENVIRONMENT

REGULATION - The Company is an air carrier subject to the jurisdiction of, and regulation by, the DOT and the Federal Aviation Administration (FAA) pursuant to Title 49 of the United States Code, Sections 40101 et seq. (the Aviation Statute) (formerly the Federal Aviation Act of 1958, as amended (the Aviation
Act)). The DOT is primarily responsible for regulating economic issues affecting air service, including, among other things, air carrier certification and fitness, insurance, leasing arrangements, allocation of route rights and authorization of proposed scheduled and charter operations, tariffs, consumer protection, unfair methods of competition, unjust discrimination and deceptive practices. In 1983, the Company was granted a certificate of public convenience and necessity under Section 401 of the Aviation Act (now Section 41102 of the Aviation Statute), authorizing it to engage in scheduled air transportation.

International air services are generally governed by a network of bilateral civil air transport agreements in which traffic rights are exchanged between governments which then select and designate air carriers authorized to exercise such rights. In the absence of a bilateral agreement, such international air services are governed by principles of comity and reciprocity. The provisions of such agreements pertaining to charter services vary con-siderably depending on the country. Some of the Company's scheduled international service is also subject to the provisions of bilateral agreements, which may specify the city-pair markets that may be served, restrict the number of carriers that may be designated, provide for prior approval by one or both governments of the prices the carrier proposes to charge, limit the amount of capacity to be offered in the market, and in various other ways impose limitations on the operations of air carriers, such as the Company. Most bilateral agreements to which the United States is a party permit either country to terminate the agreement upon one year's notification to the other party.

The DOT is responsible for evaluating airport security arrangements at U.S. airports and at foreign airports served by U.S. carriers, such as the Company. The DOT may prohibit service by carriers serving the U.S. to or from those airports found not to administer safe and effective security measures. At present, no airport regularly served by the Company is so affected.

As part of its consumer protection function, the DOT administers a number of specific consumer protection regulations with which the Company is required to comply and compiles and publishes statistics of consumer complaints received regarding U.S. air carriers. During calendar year 1998, a period during which the Company transported in excess of 2.07 million total passengers, the DOT recorded a total of 359 consumer complaints concerning the Company, resulting in a complaint rate of 17.3 per 100,000 passengers transported. This rate compares with an average consumer complaint rate of .92 per 100,000 passengers for all major airlines.

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

The FAA also has issued a series of ADs under its "Aging Aircraft" program which are applicable to the Company's aircraft. These ADs call for extensive aircraft inspections and structural modifications to address the problems of corrosion and structural fatigue. Additional ADs applicable to the Company's aircraft could be issued in the future, generating compliance costs that cannot be estimated at this point.

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

EMPLOYEES

As of December 31, 1998, the Company had 1,932 employees (including foreign stations), 1,467 of which were full time and 465 of which were part time, and 763 of which were represented by labor unions. The Company considers its relations with its employees to be good.

In May 1989, Tower's U.S.-based cabin attendants voted to join the Association of Flight Attendants (AFA). The Company negotiated a three-year contract with the AFA in September 1993. On March 5, 1997, the Company entered into an agreement to extend the contract with the AFA by up to two years until September 14, 1998. The agreement provided for no change in the 1993 rates of pay received by Tower flight attendants. In September 1998 negotiations commenced with AFA to replace the existing contract. Negotiations are expected to continue well into 1999.

The Company's pilots and flight engineers were members of an in-house union, Tower Air Cockpit Crewmember Association, Inc. (TACCA). In August 1996, negotiations commenced with TACCA for a contract to replace the existing agreement dated September 1, 1993. Direct negotiations with TACCA continued until July 1997. The Association then applied for federal mediation during the same month. Mediation continued throughout 1998. In June 1998, Tower Air's cockpit crewmembers voted to replace TACCA with the Air Line Pilots Association
(ALPA). Negotiations are continuing and the Company expects mediation to conclude sometime during 1999.

All Company full-time employees are covered by comprehensive health and life insurance plans and all Company employees are eligible to participate in a 401(k) program. For part-time employees, the Company partially subsidizes the cost of an optional comprehensive health benefit plan.

ITEM 2.  PROPERTIES.

AIRCRAFT

As of December 31, 1998, the Company operated a fleet of seventeen B747 aircraft (fourteen passenger aircraft and three cargo aircraft). The widebody Boeing 747, which provides operators with high levels of passenger comfort at low seat-mile costs, is well suited for Tower's long-haul, high capacity routes. In addition, the Boeing 747 offers higher maximum payload and cubic capacities and longer range compared to most other cargo aircraft, which makes it particularly well suited to the cargo markets the Company serves. In addition, because the Company's fleet currently consists entirely of Boeing 747 aircraft, the Company benefits from efficiencies with regard to maintenance costs, crew training costs and spare parts inventory.

For the year ended December 31, 1998, the Company's average daily utilization for its aircraft was 9.1 hours per operating day, with an average flight duration of 8.1 hours.

The following table summarizes relevant data regarding the ownership and average age of the aircraft operated by the Company as of December 31, 1998.

                                                                                                   AVERAGE AGE IN
TYPE AND SERIES                                            OWNED /(1)/     LEASED  TOTAL /(2)/         YEARS
---------------                                           ------------   --------  -----------  ------------------
Passenger Aircraft

    Boeing 747-100......................................             3      1/(3)/         4           28.3
    Boeing 747-200......................................             5      5/(4)/        10           22.0

Cargo Aircraft
    Boeing 747-100......................................             1      -              1           28.9
    Boeing 747-200......................................             -      2/(5)/         2           20.3
                                                                     -     ----           --           ----

    Total...............................................             9      8             17           23.7
                                                                     =     ====           ==           ====

(1) As of December 31, 1998, all of the Company's owned aircraft were pledged to secure indebtedness.
(2) The table excludes a cargo aircraft which is out of service pursuant to certain AD requirements and two passenger aircraft which are not in the active fleet.
(3) Lease expires in September 2000.
(4) Leases expire as follows: two aircraft in September 2000; one aircraft in January 2001; one aircraft in January 2003; and one aircraft in March 2008.
(5) One aircraft lease expires in October 1999 and one lease expires in March 2013.

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

FUEL

The Company's worldwide aircraft fuel requirements are met by a variety of suppliers. The Company has contracts with some of these suppliers, the terms of which vary as to price, payment terms, quantities and duration. The cost of fuel is a major operating expense for all airlines, including the Company.
Also, because of the relative age of the Company's Boeing 747 fleet, the Company's aircraft tend to be less fuel efficient than newer aircraft, and fuel costs tend to be a higher percentage of the Company's operating expenses than for other airlines. Therefore, significant increases in fuel prices would materially and adversely affect the Company's operating results. Both the cost and availability of fuel are subject to many worldwide economic and political factors and events which are beyond the control of the Company. As a result, the cost of fuel has fluctuated markedly. The Company's price for fuel varies directly with market conditions, and the Company has no guaranteed long-term sources of supply. Fuel costs are also affected by increases in taxes imposed on sale of fuel. The Company intends generally to follow industry trends in seeking to raise fares in response to significant fuel price increases. However, the Company's ability to pass on increased fuel costs through fare increases may be limited by economic and competitive conditions, and the inability to pass through such increased costs could have a material adverse effect on operating results or result in a reduction in the Company's operations or both. Similarly, a reduction in the availability of fuel, resulting from a disruption of oil imports or other events, could have a material adverse effect on the Company.

Although the Company has in the past successfully hedged fuel prices, it does not regularly enter into hedging arrangements. There can be no assurance that if the Company elects to hedge fuel prices in the future, through the purchase of fuel futures or options or otherwise, it will be able to do so successfully. In addition, while the Company currently passes on most increases in the cost of jet fuel pursuant to its commercial and military charter arrangements, there can be no assurance that such arrangements will not change. The Company is also exposed to the risk that a substantial rise in fuel costs could cause a reduction in leisure travel and/or the cancellation or renegotiation of previously-booked commitments from tour operators.

The following table details the Company's fuel consumption and costs for the periods indicated:

                                              Year Ended December 31,
                                      1998        1997        1996        1995
Gallons consumed (in millions)         119.7       120.8       111.7       135.3
Total cost (1) (in millions)          $ 71.3      $ 85.8      $ 82.6      $ 89.6
Average cost per gallon               $ 0.60      $ 0.71      $ 0.74      $ 0.66
Percentage of operating expenses
                                        15.2%       18.9%       18.7%       18.8%

(1) Includes into-plane fees.

GROUND FACILITIES AND SERVICES

The Company's principal facility is its headquarters at Hangar 17 at JFK in New York. The Company rents this facility from the Port Authority of New York and New Jersey under a lease which expires in 2003. This facility is being used for executive offices and maintenance operations. The Company also entered into a lease with the Port Authority for Terminal 213 at JFK, which is adjacent to Hangar 17, and began utilization of such Terminal in November 1993. The terminal facility lease expires in 2003. The Company also leases separate sales offices in New York City, Miami, Los Angeles, Tel Aviv, Paris and Athens.

INSURANCE

The Company carries types and amounts of insurance customary in the airline industry. Tower maintains insurance coverage with major insurance carriers with protection of up to $75.0 million for damage per aircraft and $1.25 billion of third party liability per occurrence. Tower's insurance protection includes coverage for public liability, property damage, aircraft loss or damage, baggage and cargo liability and workers' compensation. The "Hull War Risks" section of these policies imposes a $400.0 million annual aggregate limit. In addition, Tower carries deductible insurance which lowers its per aircraft deductible from $1.0 million to $0.5 million for any claim, subject to an aggregate of $2.5 million in claims per year. The Company also obtains insurance from the U.S. Government under Chapter 443 of the Aviation Statute ("Chapter 443"). Chapter 443 generally authorizes the U.S. Government to issue insurance with respect to aircraft engaged in operations deemed by the U.S. Government to be necessary to carry out the foreign policy of the U.S. when such insurance is either unavailable or prohibitively expensive when sought from private insurers (as in connection with the Gulf War). Payment of valid claims pursuant to insurance issued under Chapter 443 is made out of and subject to congressional appropriations.

ITEM 3.  LEGAL PROCEEDINGS.

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

The Company is the defendant in a New York State Court action filed October 1995, Hudson General Corporation v. Tower Air, Inc., in which plaintiff contends
      ----------------------------------------------
it is entitled to damages of $2,200,000 for snowclearing, deicing, cleaning, building maintenance and baggage handling contracts which had been terminated by the Company because of substandard service. Most of the amount claimed is for services never performed. This case is being vigorously contested by the Company. Trial has been concluded, but a decision has not been issued.

The Company is a third-party defendant in a New York State Court action filed September 1995, Gal-Nur v. Hudson General Corp. v. Tower Air, Inc., in which
                ---------------------------------------------------
plaintiff, a former Tower Air employee, has sued Hudson General Corporation in connection with an injury he claims to have sustained on steps from the plane. Hudson General filed a Third Party Complaint against Tower Air in November 1996. The plaintiff is seeking $10,000,000 in damages. An answer to the complaint has been filed by the Company. Since plaintiff already receives workmen's compensation for the same injury, the Company's insurance carrier is handling the defense.

The Company is the defendant in a U.S. Federal Court action filed in the Eastern District of New York on or about March 20, 1997, Solar Travel v. Tower Air, Inc.
                                                 -------------------------------
in which plaintiff contends that the Company unlawfully cancelled its contract as General Sales Agent for India when the Company ceased flying scheduled service to India. Damages of $20 million are sought. The Company has counterclaimed in the amount of $25 million for damages resulting from plaintiff's failure to perform its duties under the agreement. The case is still in the discovery stage and is being vigorously defended and prosecuted by the Company.

The Company is the defendant in a U.S. Federal Court action filed in the Eastern District of New York on or about January 8, 1998, Leticia Parra, individually
                                                  ---------------------------
and on behalf of all persons similarly situated v. Tower Air, Inc.,  in which
--------------------------------------------------------------------
plaintiff alleges she was denied boarding and seeks designation as representative of a similarly situated class of over 1,000 persons. Claim is made for $1,000,000 for each class member being claimed in compensatory and punitive damages with respect to mental anguish and emotional distress. The case is in the discovery phase and is being vigorously defended by the Company, both as to class certification and on the merits.

The Company is the defendant in a New York State Court action filed on or about April 3, 1998, Steven Leichtung on behalf of himself and all other similarly
               -------------------------------------------------------------
situated  v. Tower Air, Inc., in  which plaintiff alleges that he and other
-----------------------------
members of the purported
class were harmed by the stopping enroute for fuel of flights allegedly advertised as operating "non-stop" between New York and Tel Aviv over a four-year period. Plaintiff seeks unspecified damages. The case is in the discovery phase and is being vigorously defended by the Company. Application for class certification has been granted.

The Company is the defendant in an arbitration proceeding filed on or about August 19, 1998, Terry V. Hallcom v. Tower Air, Inc., in which plaintiff alleges
                 -------------------------------------
breach of contract, fraud, misrepresentation and defamation in connection with the resignation of plaintiff from the Company, and seeking unspecified damages. The Company has denied the allegations and has filed counterclaims alleging breach of fiduciary duties, breach of employment contract, fraud, malfeasance, misfeasance and nonfeasance. The Company plans to vigorously defend against plaintiff's claims and to pursue its counterclaims. A hearing has not yet been held.

The Company is the defendant in a U.S. Federal Court action filed in the Eastern District of New York on or about May 20, 1998, Kay and Aristides Demetriou v.
                                               ------------------------------
Tower Air, Inc.  Defendants seek damages of approximately $950,000 claiming loss
---------------
of hearing and loss of consortium due to an alleged engine explosion sustained during a flight. The case is being handled by an attorney provided by the Company's insurance carrier. The Company believes that all claims resulting form this matter remain fully covered under the Company's insurance policies.

The Company is the defendant in a New York State Court action filed on or about March 20, 1997. Hart to Hart Aircraft Detailing, Inc. v. Tower Air, Inc., in
                 ---------------------------------------------------------
which plaintiff alleges that the Company improperly terminated a contract with the plaintiff and failed to pay certain charges for aircraft cleaning allegedly performed by the plaintiff. Plaintiff also alleges that agents of the Company defamed the plaintiff and divulged certain confidential information regarding the terms of the contract and that the termination of the contract resulted from certain complaints by the plaintiff. Plaintiff seeks damages in excess of $2.3 million for the breach of contract and approximately $1.5 million on various tort theories. The claim contending that termination resulted from certain complaints of plaintiff was voluntarily withdrawn by plaintiff by stipulation. On July 1, 1997, the Company filed its Answer and counterclaims in amounts equal to or exceeding plaintiff's claims. The Company believes it has good defenses to all claims and is vigorously contesting the claims and pursuing its counterclaims. The case is still in the discovery stage.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company plans to submit to its stockholders at its next meeting a proposal to amend the Company's 1993 Long-Term Incentive Plan (the Plan) to allow the amendment of certain options to purchase the Company's common stock issued under the Plan to non-employee directors of the Company. If approved, the proposed amendment to the Plan would allow the Board of Directors to adjust the exercise price of options previously granted under the Plan to such non-employee directors. Subject to the approval of the Company's stockholders, on February 17, 1999 the Board of Directors approved the amendment of each option currently held by a non-employee director of the Company to provide that the per-share exercise price of such option shall be $2.50, the closing price of the Company's common stock on February 16, 1999. All other terms and conditions of these options will continue in effect.

                                    PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

The Company's Common Stock is traded on the NASDAQ National Market under the trading symbol TOWR. The approximate number of holders of record of the Company's Common Stock at February 26, 1999 was 109. The quarterly price range of the Company's Common Stock is shown in the following schedule:

                                        1998                                         1997
                       ---------------------------------------   --------------------------------------------
QUARTER ENDED               High                     Low               High                   Low
                       ---------------------------------------   --------------------------------------------
March 31                 $   6  5/8             $   4  1/8         $   4  3/16            $   2 1/2
June 30                      5  1/2                 3  1/2             3 15/16                2 1/2
September 30                 4  3/8                 1 5/16             4   1/2                2 7/8
December 31                  3 9/16                 1  1/2             6  5/16                4

The Company paid quarterly cash dividends in 1996 aggregating $.12 per share. No dividends were declared or paid during 1997 and 1998 in order to conserve cash. The Company intends to retain future earnings, for the development of its business and, therefore, the Company does not anticipate that its Board of Directors will declare or pay any dividends on its Common Stock any time in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

ITEM 6.  SELECTED FINANCIAL DATA.

The financial data presented on the following page should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-K. The summary financial data for each of the five years in the period ended December 31, 1998 are derived from the financial statements of the Company which have been audited by Ernst & Young LLP, independent auditors.

                                                                           YEARS ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------

FINANCIAL DATA:                                          1998         1997         1996         1995         1994
                                                         ----         ----         ----         ----         ----
 (In thousands, except per share data)
 Operating revenues                                  $  483,820   $  461,502   $  417,819   $  490,472   $  367,984
 Operating expenses                                     466,699      454,050      441,345      476,956      363,192
                                                     ----------   ----------   ----------   ----------   ----------
 Operating income  (loss)                                17,121        7,452      (23,526)      13,516        4,792
 Other (income) expenses                                 12,470       12,342        8,863       (5,903)       3,169
                                                     ----------   ----------   ----------   ----------   ----------
 Income (loss) before income taxes                        4,651       (4,890)     (32,389)      19,419        1,623
 Income tax provision (benefit)                           3,159         (995)     (11,506)       8,730        1,055
                                                     ----------   ----------   ----------   ----------   ----------
 Net income (loss)                                   $    1,492   $   (3,895)  $  (20,883)  $   10,689   $      568
                                                     ==========   ==========   ==========   ==========   ==========

 Net income (loss) per share                         $     0.10   $    (0.25)  $    (1.37)  $     0.70   $     0.04
 At Period-end
 Cash and cash equivalents                           $    1,614   $    3,922   $    2,968   $    3,521   $   14,824
 Working capital (deficiency)                        $ (140,388)  $ (139,979)  $  (84,196)  $  (28,744)  $  (30,585)
 Property and equipment, net                         $  298,929   $  266,395   $  218,058   $  147,202   $  133,741
 Total assets                                        $  350,762   $  310,120   $  263,255   $  210,547   $  177,877
 Long-term debt                                      $   91,932   $   63,321   $   67,716   $   23,594   $   21,065
 Stockholders' equity                                $   51,457   $   49,421   $   53,316   $   76,034   $   67,792
 Cash dividends declared and
  paid per Common Share                              $        -   $        -   $     0.12   $     0.16   $     0.16


OPERATING DATA:
 Total:
  Block hours flown                                      44,429       43,092       41,336       47,186       34,221
  Revenue per block hour (1)                         $   10,612   $   10,499   $    9,922   $   10,227   $   10,601
  Variable expense per block hour (2)                $    6,412   $    6,643   $    8,014   $    7,964   $    8,411
 Scheduled Passenger Services:
  Revenue passengers carried(000s)                        1,589        1,308        1,194        1,194          925
  Revenue passenger miles (RPMs)(000s)                4,073,056    3,578,714    3,332,477    3,601,323    2,758,753
  Available seat miles(ASMs)(000s)                    5,448,056    4,685,022    4,626,478    4,810,710    3,715,993
  Passenger load factor                                      75%          76%          72%          75%          74%
  Yield per RPM                                      $   0.0794   $   0.0747   $   0.0742   $   0.0751   $   0.0749
  Block hours flown                                      25,960       21,949       21,991       22,094       17,172
  Operating revenue per ASM                          $   0.0593   $   0.0571   $   0.0534   $   0.0562   $   0.0556
  Operating expense per ASM (3)                      $   0.0543   $   0.0527   $   0.0538   $   0.0477   $   0.0463
  Total expense per ASM (4)                          $   0.0618   $   0.0606   $   0.0615   $   0.0581   $   0.0570

  Employees (at period-end)                               1,932        1,969        1,681        1,842        1,367
  Number of aircraft in service (at period-end)              17*          16*          16*          17           16

* "For the relevant periods, aircraft in service (at the end of each period) excludes a cargo aircraft which has been out of service since February 1996 pursuant to certain AD requirements and two passenger aircraft which have not been in the active fleet since June 1997 and January 1998, respectively.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

RESULTS OF OPERATIONS

For the year ended December 31, 1998, the Company recorded net income of $1.5 million compared with a net loss of $3.9 million for the year ended December 31, 1997. The $5.4 million increase in net income was principally due to the increase in revenue from the Tel Aviv and Athens markets, strong domestic traffic and increased cargo revenues partially offset by decreased commercial and military charters. In addition, 1998 net income was partially offset by increased cost of flight equipment to support the Company's fleet in 1998. Overall operating margins increased from 1.6% in 1997 to 3.5% in 1998.

OPERATING REVENUES.   The Company's operating revenues for the year ended
December 31, 1998 increased $22.3 million, or 4.8%, to $483.8 million from $461.5 for the year ended December 31, 1997.

Scheduled passenger service revenues for the year ended December 31, 1998 increased $55.9 million, or 20.9%, to $323.2 million from $267.3 million for the year ended December 31, 1997. Scheduled passenger traffic (as measured in revenue passenger miles) for 1998, increased by 13.8% while capacity (as measured by ASMs) increased by 16.3%, resulting in a lower load factor of 75% compared to 76% for the year ended December 31, 1997. Higher operating revenues for 1998 were attributable to increased frequencies on existing routes as well as inception of new routes between Paris and Tel Aviv, and New York and Ft. Lauderdale and an increase in yields of 8.3% partially offset by the lower load factor. The Athens market realized an $11.1 million or 135.4% increase in revenue for 1998 over 1997. Revenue in domestic markets including Miami, San Juan, Los Angeles and San Francisco also increased during 1998, which resulted in an increase of $41.5 million or 35.4% in revenue over 1997.

Commercial charter service revenues for the year ended December 31, 1998 decreased $43.8 million, or 42.4%, to $59.6 million from $103.4 million in 1997. Lower revenues for 1998 were attributable to a number of factors including:
(i) the cancellation of certain charter flights that were scheduled to commence in March 1998 because of the late release of three aircraft from heavy maintenance facilities, and (ii) the Company's strategy to increase scheduled passenger business, resulting in an allocation of more of its available aircraft to this area of the business and consequently, a decrease in aircraft availability for the commercial charter business.

Military charter service revenues for the year ended December 31, 1998 decreased $3.9 million, or 5.8%, to $64.0 million from $67.9 million in 1997. The military charter business depends in large part upon the deployment or repatriation of troops and revenues from this market segment are subject to significant fluctuation.

Cargo service revenue for the year ended December 31, 1998 increased $10.9 million, or 79.1%, to $24.8 million from $13.8 million in 1997. The increase in cargo service revenue was primarily due to the addition of two cargo aircraft; one as a result of the conversion of a leased passenger aircraft in March 1998 and the other leased as of October 1998, which enabled the Company to enter into two ACMI contracts. The increased revenue was partially offset by a change in the type of contract, to ACMI in 1998, from a full service contract (where the carrier incurs more costs associated with the operation of the aircraft) in 1997. In addition, this increased revenue was also partially offset by a ground damage incident which occurred on one of the Company's two B747-200 cargo aircraft on December 1, 1998. This damage was caused during the fueling of the aircraft as a result of fire in the fuel truck which was owned and operated by a third party. The repair to the aircraft is covered by insurance and the Company is also seeking monetary damages to compensate for the loss of revenue as well as other expenses incurred by the Company in connection with the loss of service of this aircraft. One of the Company's cargo aircraft has been inoperable since February 1996, when the FAA promulgated certain ADs which restricted the cargo carrying capacity of one of the Company's Boeing 747-100 cargo aircraft, as well as nine other similarly converted Boeing 747-100 cargo aircraft operated by other carriers. At that time, the Company decided to ground the aircraft rather than operate it with restricted payload as required by such ADs. In order to return the cargo capacity of such aircraft to what the Company believes to be economically attractive levels, an FAA-approved modification plan will be required. Such modifications are being designed and tested by the GATX-Airlog Co. The FAA has approved a modification plan and the Company is presently assessing the cost of such modification program. There is no assurance that such aircraft will be returned to service.

OPERATING EXPENSES.   The Company's operating expenses for the year ended
December 31, 1998 increased $12.6 million, or 2.8%, to $466.7 million from $454.1 million for the year ended December 31, 1997. Operating expenses, excluding fuel and depreciation, increased by 7.7% in 1998. This increase in operating expenses reflected a number of factors, including: (i) higher costs arising from delayed completion of work on, and late release of, three aircraft from heavy maintenance and one aircraft from cargo conversion facilities, (ii) higher rental expense as a result of the addition of three aircraft to the Company's fleet and the conversion of one aircraft to cargo configuration, (iii) increased crew costs resulting from certain of the Company's commercial charter operations and (iv) a 3.1% increase in block hours flown.

Aircraft fuel expenses for the year ended December 31, 1998 decreased $14.9 million, or 17.4%, to $70.9 million from $85.8 million for the year ended December 31, 1997. This decrease resulted from a 16.1% decrease in the average cost per gallon in 1998 coupled with an increase in ACMI contract activities where the lessee pays for the cost of fuel resulting in lower fuel consumption by the Company.

Flight equipment rentals and insurance expenses for the year ended December 31, 1998 increased $9.3 million, or 37.5%, to $34.1 million from $24.8 million for the year ended December 31, 1997. This increase was attributable to charges associated with the rental of three additional aircraft to support the Company's fleet requirements as well as increased aircraft rent resulting from the conversion of one leased aircraft from passenger to cargo configuration. In addition, rental expenses associated with certain flight equipment increased during 1998 relative to 1997 in accordance with terms of the relevant sale and leaseback transaction.

Maintenance costs for the year ended December 31, 1998 decreased $4.7 million, or 9.7%, to $43.8 million from $48.5 million for the year ended December 31, 1997. The decrease was attributable to lower maintenance reserves associated with the purchase of two previously leased aircraft resulting in one-time refunds previously paid by the Company under the lease agreement totaling $5.5 million in the fourth quarter of 1998 along with the Company's May 1998 implementation of an FAA-approved program which allows the Company to reduce expenses associated with bench-testing serviceable spare part components at third-party facilities.

Crew costs and other expenses for the year ended December 31, 1998 increased $2.9 million, or 10.3%, to $31.6 million from $28.6 million for the year ended December 31, 1997. The increase was primarily due to a 3.1% increase in block hours flown along with increases in pay rates. In addition, the applicability of certain foreign regulations to a portion of the Company's charter operations, resulted in increased crew cost, including additional overtime, per diem and hotel costs.

Aircraft and traffic servicing expenses for the year ended December 31, 1998 increased $9.4 million, or 12.2%, to $86.2 million from $76.8 million for the year ended December 31, 1997. This increase resulted primarily from the change in the Company's business mix in keeping with its strategy to increase scheduled passenger service. Scheduled service block hours, where the Company is responsible for all operating expenses, increased from 21,949 to 25,960. As a percentage of total block hours, scheduled service block hours represented 58.4% for the year ended December 31, 1998, compared to 50.9% for the year ended December 31, 1997.

Passenger servicing expenses for the year ended December 31, 1998 increased $5.3 million, or 10.6%, to $55.7 million from $50.4 million for the year ended December 31, 1997. This increase in passenger servicing expense resulted primarily from the change in the Company's business mix described above.

Promotion, sales and commission expenses for the year ended December 31, 1998 remained unchanged for the year ended December 31, 1997 at $66.2.

General and administrative expenses for the year ended December 31, 1998 increased $1.9 million, or 9.1%, to $22.5 million from $20.7 million for the year ended December 31, 1997. The increase resulted primarily due to the Company's efforts of raising capital during the second half of 1998. As a percentage of operating revenue, general and administrative expenses for 1998 were 4.7% compared with 4.5% for 1997.

Depreciation and amortization expense for the year ended December 31, 1998 increased $3.3 million, or 6.3%, to $55.7 million from $52.4 million for the year ended December 31, 1997. This increase was primarily due to depreciation expense associated with the purchase of two previously leased aircraft, one in July 1998 and the other in November 1998, along with capitalized engine overhauls and heavy airframe maintenance, which was partially offset by the May 1998 revision to the Company's maintenance program that involves spreading certain work typically performed during infrequent major overhauls over the course of more frequent, smaller maintenance checks. This revision also schedules heavy service maintenance overhauls as a function of both aircraft utilization and elapsed time since the last heavy overhauls, while the prior program scheduled heavy maintenance overhauls based solely on elapsed time. As a result of this revision to its maintenance program, the Company is able to depreciate its heavy airframe maintenance overhaul expenses over a longer time period.

OTHER EXPENSES AND INCOME. Interest expense for the year ended December 31, 1998 increased $2.3 million, or 18.5%, to $14.5 million from $12.3 million for the year ended December 31, 1997. This increase primarily reflects a higher average outstanding debt balance in 1998 and a one-time charge of $0.3 million associated with warrants issued in connection with borrowings from Funding Enterprises LLC, partially offset by a reduction of $0.3 million recognized due to the restructuring of an outstanding loan with a debtor which resulted in a lower interest rate. Other income for the year ended December 31, 1998 increased $2.1 million from a minimal amount for the year ended December 31, 1997. The increase in other income reflects a gain of $1.5 million recognized from the outcome of a legal case with a vendor.

INCOME TAX BENEFIT. The income tax provision for the year ended December 31, 1998 was $3.2 million as compared to the income tax benefit of $1.0 million for the year ended December 31, 1997. The increase in tax provision is principally attributable to the Company realizing net income for the year ended December 31, 1998 compared to a net loss for the year ended December 31, 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

RESULTS OF OPERATIONS

For the year ended December 31, 1997, the Company recorded a net loss of $3.9 million compared with a net loss of $20.9 million for the year ended December 31, 1996. The $17 million decrease in net loss was principally due to the increase in revenue resulting from a strong Tel Aviv market, higher domestic traffic and increased activities in commercial and military charters. In addition, the 1997 loss was decreased due to renegotiated service contracts which resulted in lower maintenance, passenger, and aircraft services costs, partially offset by increased cost of flight equipment and engine rental to support the Company's fleet in 1997. Overall operating margins increased from (5.6%) in 1996 to 1.6% in 1997.

OPERATING REVENUES. The Company's operating revenues for the year ended December 31, 1997 increased $43.7 million, or 10.5%, to $461.5 million from $417.8 for the year ended December 31, 1996.

Scheduled passenger service revenues for the year ended December 31, 1997 increased $20.1 million, or 8.1%, to $267.3 million from $247.2 million for the year ended December 31, 1996. Scheduled passenger traffic (as measured in revenue passenger miles) for 1997, increased by 7.4% on capacity, resulting in a load factor of 76% compared to 72% for the year ended December 31, 1996. Higher operating revenues for 1997 were attributable to increased frequencies on existing routes which outperformed 1996 results. Tel Aviv market increased demand contributed $18.6 million or 19.7% in revenue for 1997 over 1996. The domestic markets such as Miami, San Juan and San Francisco also increased during 1997 which resulted in an increase of $20.2 million or 32.4% in revenue over 1996. The enhanced activities in these markets were partially offset by discontinued Brazil scheduled service.

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

OPERATING EXPENSES.   The Company's operating expenses for the year ended
December 31, 1997 increased $12.7 million, or 2.9%, to $454.1 million from $441.3 million for the year ended December 31, 1996. The increase in operating expenses was primarily the result of an increase in block hours flown of 4.2% during the year ended December 31, 1997. Operating expenses, excluding fuel and depreciation, decreased by 1.3% in 1997. The decrease in operating expenses was primarily due to the Company's improved financial controls, renegotiated service contracts, fixed cost reductions and operational enhancements.

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

The increase in interest expense reflects a higher average outstanding debt balance in 1997 resulting from the use of the line of credit established in December 1996 and additional borrowings during 1997. Other income for the year ended December 31, 1997 decreased $0.7 million, or 90.8%.

INCOME TAX BENEFIT. The income tax benefit for the year ended December 31, 1997 was $1.0 million as compared to the income tax benefit of $11.5 million for the year ended December 31, 1996. The decrease in tax benefit is principally attributable to the decreased loss in 1997.


                         QUARTERLY RESULTS (UNAUDITED)

The Company's business is significantly affected by seasonal factors. Typically, the Company has experienced reduced demand for scheduled passenger and charter services from November to March.

                             First     Second     Third     Fourth
                            Quarter   Quarter    Quarter    Quarter     Total
                           ---------  --------  ---------  ---------  ----------

                                         (Dollars in thousands)
1998
Operating revenue          $ 96,740   $119,556  $162,875   $104,649    $483,820
Operating (loss) income    $ (9,355)  $  3,925  $ 24,185   $ (1,634)   $ 17,121
Net (loss) income          $ (7,325)  $    501  $ 12,060   $ (3,744)   $  1,492
Block hours                  10,156     11,612    12,771      9,890      44,429

1997
Operating revenue          $ 78,010   $112,576  $162,260   $108,656    $461,502
Operating (loss) income    $( 7,074)  $  9,512  $ 17,627   $(12,613)   $  7,452
Net (loss) income          $ (5,425)  $  3,583  $  8,495   $(10,548)   $ (3,895)
Block hours                   7,776     12,088    13,104     10,124      43,092

1996
Operating revenue          $ 85,824   $113,910  $148,858   $ 69,227    $417,819
Operating (loss) income    $(13,139)  $  5,146  $  3,479   $(19,012)   $(23,526)
Net (loss) income          $ (8,134)  $  2,923  $ (1,596)  $(14,076)   $(20,883)
Block hours                   9,016     12,649    12,907      6,764      41,336

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

The Company recently strengthened its MIS Department with the hiring of additional computer experts who are familiar with information system issues confronting both the Company in particular and the airline industry in general. The Company's comprehensive Year 2000 initiative will be managed by this new internal MIS team. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operation and that transactions with customers, suppliers and financial institutions are fully supported. The Company has determined that due to its most recent and near term software upgrades, its internal systems will function properly with respect to dates in the Year 2000 and beyond. The Company has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies or governmental agencies on which the Company's systems and operations rely will be converted on a timely basis and, if not so converted, will not have a material adverse effect on the Company's business.

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

The Company, as an International Air Transport Association (IATA) member airline, is a participant in the "IATA Year 2000 Project". The IATA Year 2000 Project is an initiative to increase the awareness of third party suppliers and to assess/promote their Year 2000 preparedness. Working closely with The Airports Council International, the International Civil Aviation Organization, (ICAO) and other industry organizations, IATA has developed and piloted a standard methodology to assess Year 2000 readiness. The project will provide training on how to use the methodology, and will track the status of remedial programs so that problems can be identified early. IATA estimates that the cost of the Project will be approximately $20 million, of which the Company's pro rata share is approximately $67,000. The Company does not expect the total cost of its Year 2000 initiatives to have a material adverse effect on the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital and capital expenditure requirements with cash flows generated from operations and through lease, debt and equity financing.

The Company's cash, cash equivalents and short-term investments at December 31, 1998, December 31, 1997 and December 31, 1996 were $3.8 million, $6.3 million and $3.2 million, respectively. The Company generated cash from operations for 1998, 1997 and 1996 of $54.4 million, $67.2 million and $29.6 million, respectively.

Net cash used in investing activities was $31.0 million for 1998, $76.3 million for 1997 and $20.9 million for 1996. The Company's expenditures for flight equipment were $37.6 million for 1998, $72.7 million for 1997 and $49.7 million for 1996. Expenditures for flight equipment in 1998 included capitalized engine overhauls, and heavy airframe maintenance. (See Note 2 of Financial Statements for additional information regarding the financing of certain flight equipment expenditures).

As of December 31, 1998 and December 31, 1997, the Company had negative working capital of $140.4 million and $140.0 million, respectively. Historically, the Company has operated with a working capital deficit.

The Company is highly leveraged and has and will continue to have significant debt service obligations. The Company currently expects that capital expenditures for 1999 will total approximately $40.0 million, included will be expenditures for scheduled heavy airframe maintenance and engine overhaul on the Company's aircraft.

Net cash (used in) provided by financing activities was $(26.1) million for 1998, $10.1 million for 1997 and $(9.2) million for 1996.

The Company has no unused lines of credit and must satisfy all of its working capital, debt service and capital expenditure requirements from internally generated funds, from external financing sources or from the sale of assets. In addition, the Company has no significant unpledged assets and, to the extent that pledged assets are sold, the applicable financing arrangements generally require the sale proceeds to be applied to repay the corresponding indebtedness.

In September 1997, the Company entered into the Loan Agreement which extended the term of a line of credit with Heller Financial, Inc. (Heller) until September 1999. The line of credit which was increased from $15.0 million to $20.0 million on April 14, 1999 is secured by accounts receivable, general intangibles, inventory, intellectual property, cash held in the Company's lock-box account, one spare airframe, aircraft spare parts and landing and gate rights. The Loan Agreement provides that the Company shall not, directly or indirectly, create or become liable in respect of any indebtedness, with certain specified exceptions.

From time to time during 1998 and the first quarter of 1999, the Company has been in default under certain provisions of the Loan Agreement. The Company has entered into amendments with Heller waiving such defaults and is currently in compliance with such provisions as they have been amended.

Since February 1998, the Company has entered into eight amendments to the Loan Agreement providing, among other things, for (i) changes in the maximum amount of the revolving loan during different periods; (ii) subordination of loans made to the Company by officers and directors; (iii) increases to the spread between the amount of collateral required and the amount of available borrowing under the Loan Agreement; (iv) modification of the financial covenant relating to the Company's Tangible Net Worth (as defined therein) to facilitate compliance by the Company; and (v) increases in the interest rate from Prime (as defined therein) plus 0.75% to Prime plus 1.50% (9.25% at December 31, 1998). Through a combination of the fourth amendment on May 14, 1998 and the sixth amendment on July 13,

1998, the Company and Heller agreed to modify the Tangible Net Worth covenant in the Loan Agreement by reducing the amount of Tangible Net Worth the Company is required to maintain from $47.0 million prior to August 31, 1998 and $55.0 million thereafter to $35.0 million through May 1998, $38.0 million for June 1998, $47.5 million through August 1, 1998 and $55.0 million from August 31, 1998 and thereafter. On June 1, 1998, the fifth amendment permanently limited the maximum amount of borrowings under the facility to $15.0 million beginning on June 29, 1998, a decrease from the $25.0 million maximum amount originally permitted. The sixth amendment to the Loan Agreement waived defaults resulting from the repayment of the 12% Note (as defined herein), the issuance of the Nachtomi Note (as defined herein) and the defaults referred to below. On August 27, 1998, the seventh amendment to the Loan Agreement between the Company and Heller modified again the Tangible Net Worth covenant in the Loan Agreement by reducing the amounts of Tangible Net Worth the Company is required to maintain to $44.5 million in July 1998, $45.0 million from August 1998 through March 1999 and to $50.0 million in April and May 1999. On April 14, 1999, the eighth amendment to this Loan Agreement increased the maximum amount of borrowings under the facility to $20.0 million and waived a covenant default relating to the late payment of excise taxes which, as of April 15, 1999, the Company has paid in full. As of December 31, 1998, the Company had $12.8 million of obligations outstanding under the Loan Agreement, with an additional $2.0 million consisting of letters of credit issued to various suppliers and insurance companies.

In July 1998, the Company was in default under three separate engine lease agreements because certain lease payments were due and not timely paid. The Company negotiated waivers and revised payment schedules to remedy such defaults. The defaults may have constituted defaults under certain of the Company's other debt instruments and leases and the Company obtained waivers of such cross-defaults from the respective parties. In addition, the Company also obtained waivers of certain covenant requirements from some of its lessors and lenders. In July 1998, the Company did not meet the minimum net worth requirements of an operating lease agreement entered into in connection with a sale and leaseback transaction, but has obtained a waiver of that provision through July 31, 1999. The Company obtained agreements with other lessors for deferred or revised payment terms for approximately $8.1 million of lease and maintenance reserve payments. In addition, on April 14, 1999, the Company obtained waivers under certain lease and debt agreements for a covenant default relating to the late payment of excise taxes, which as of April 15, 1999, the Company has paid in full. As of December 31, 1998, the outstanding amount is approximately $3.9 million. In addition, the Company agreed with certain of its vendors and suppliers to extend payment terms, and has, in some cases, obtained payment extensions with respect to certain of the Company's current obligations.

On several occasions during 1998, the Company did not make contributions to the 401(k) Savings Plan of amounts withheld from participants salaries on a timely basis. Different factors contributed to these delays in funding including administrative errors in the communication process between the Company's payroll department, the Company's payroll vendor, and the administrator of the Savings Plan, as well as Company cash flow issues. In September 1998, the Company made an additional contribution of approximately $10,500 to the Savings Plan to make participant's whole from the effects of the delayed funding. For a variety of factors, the Company was similarly delayed on several occasions during 1998 in the timely payment of its payroll and per diem runs.

In January 1998, the Company entered into a $15.0 million loan agreement with a commercial financial institution secured by twelve Pratt & Whitney engines, of which $11.3 million was used to pay the balance remaining on two previous agreements with the same commercial financial institution and $1.6 million was to be paid toward engines under repair. As of December 31, 1998, this amount of $1.6 million remains unpaid. The aggregate balance outstanding on the note at December 31, 1998 was approximately $7.4 million.

In February and March 1998, the Company borrowed $6.0 million which bears interest at a rate of 12% (the "12% Note") from Funding Enterprises, LLC, a limited liability Company in which the Company's Chairman and former President were members. On July 1, 1998, the Company discharged its obligations under the 12% Note by issuing a new note (the "Nachtomi Note"), due August 7, 1998, to the Company's Chairman in the principal amount of $3.0 million and repaying the balance of the 12% Note in cash. The Nachtomi Note originally provided for interest at an annual rate of 12.0%, increasing to 15% after August 7, 1998.
The Nachtomi Note was amended so that it bears interest at an annual rate of 12.0% after August 7, 1998 and matures on April 30, 1999. In connection with the 12% Note, warrants for the purchase of 1.2 million shares of Common Stock of the Company were issued with an exercise price of $5.00. The warrants expire in February 2008.

On July 15, 1998, the Company purchased an existing leased aircraft from a lessor for a purchase price of $13.5 million of which a credit of $6.0 million was given by the lessor to the Company for the payment of maintenance reserves paid during the lease period and a balance of $7.5 million was financed by the same lessor. In addition, the lessor waived all previously outstanding rent and maintenance reserves through June 30, 1998 amounting to $1.4 million. This loan requires a monthly payment of approximately $50,000 of interest only starting October 1998 through May 1999 and then a total monthly payment of approximately $0.4 million including principal and interest through March 2001.

From September 1997 through March 1998, the Company entered into a finance agreement involving the conversion and refurbishment of Pratt & Whitney engines. In connection with this transaction, seven engines were financed for $35.8 million with interest at prime plus 2%. In September 1998, the lender agreed to increase the loan to include $4.2 million relating to certain engines previously overhauled. The loan was restructured and now requires a total monthly payment of $1.5 million through March 1999 and $2.0 million through July 1999 and $2.5 million through August 2000 which allows the Company to repair/overhaul additional engines currently at the repair facility with interest at 6% going up to a maximum of 9% per annum. Under this restructuring agreement, the Company was unable to make required payments for January through March 1999 amounting to $4.5 million. The Company has reached an understanding with the financial institution whereby this amount will be paid by September 1999.

On August 13, 1998, the Company restructured three existing loans with a financial institution under which the Company was required to pay a total monthly principal payment of $1.5 million. Under the terms of these restructured Aircraft Loan and Security Agreements, the Company is required to pay an aggregate monthly principal payment of $0.5 million plus interest through March 1999, which will pay off one of the three loans and the remaining two loans will require a monthly principal and interest payment, commencing April 1999, of $1.2 million and $0.5 million through December 2002 and February 2003, respectively.

On November 13, 1998, the Company purchased another existing leased aircraft from a lessor for a purchase price of $21.0 million of which $20.0 million was financed by the same lessor. The loan is comprised of two notes of $10.0 million each and requires a fixed total monthly payment of $105,000 each consisting of principal and interest.

On December 31, 1998, the Company purchased three Pratt and Whitney engines from a vendor for a total purchase price of $8.1 million of which $6.7 million was financed by the same vendor. The loan, which bears interest at 9.0% per annum, is for three years and requires a fixed monthly payment of $.2 million consisting of principal and interest starting February 1, 1999.

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

To the extent that the Company's access to capital is constrained, the Company may not be able to make certain capital expenditures, meet certain other requirements or continue to implement certain other aspects of its strategic plan. The Company's ability to make scheduled principal and interest payments and to refinance its indebtedness and to meet its other obligations and future capital commitments will be dependent upon its financial and operating performance, which is subject to general economic conditions and to financial, business and other factors, including factors beyond its control. Management believes that the Company's cash flow from its operations and financing activities should be sufficient in the next twelve months to meet the Company's debt service and other obligations, future capital commitments and liquidity requirements. However, the airline industry in general, and the Company in particular, are subject to significant risks and uncertainties, therefore, there can be no assurance that the Company's operating results and financing activities will be sufficient in the foreseeable future to meet such obligations and commitments.

As of December 31, 1998, the Company had $56.7 million of required principal payments on long-term debt due within one year.

In an effort to conserve cash, the Company suspended cash dividends on its Common Stock after the third quarter of 1996.

INCOME TAXES

At December 31, 1998, for federal and state tax reporting purposes, the Company had approximately $2,300,000 of alternative minimum tax credit carryforwards and approximately $87,900,000 of net operating loss carryforwards available to offset future federal tax liabilities.

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

At December 31, 1998, the directors, officers and key employees of the Company were as follows:

NAME                               AGE    POSITION
----                               ---    --------
Morris K. Nachtomi............      62    President, Chief Executive
                                            Officer and Chairman of the Board
Stephen L. Gelband............      67    Director and Secretary
Stephen A. Osborn.............      48    Director
Henry P. Baer.................      63    Director
Leo-Arthur Kelmenson..........      72    Director
Eli Segal.....................      55    Director
William J. Cain...............      42    Senior Vice President-Maintenance &
                                            Engineering
Philip R. Brookmeyer..........      44    Vice President-Legal & Deputy
                                            General Counsel
Badar Mir.....................      40    Vice President-Financial Accounting
Nathan Nelson*................      50    Chief Financial Officer & Treasurer
Vincent J. Vitale.............      60    Vice President-Customer Relations

* As of March 1, 1999, Mr. Nelson and the Company reached a mutual understanding regarding the winding down of his employment with the Company in order to enable him to pursue other business opportunities. Mr. Nelson will leave the Company effective May 31, 1999.

Mr. Morris Nachtomi co-founded the Company in 1982 of which he became a Director and has been President since 1986 and Chief Executive Officer and Chairman of the Board since 1989. After a thirty-year career at El Al Israel Airlines, Mr. Nachtomi became Executive Vice President of Tower Travel Corporation, and helped establish M.Z.M. Aviation Inc. and Metro International Airways, G.S.A. Before 1982, Mr. Nachtomi served as President of M.Z.M. Aviation Inc. and Metro International Airways, G.S.A. In January, 1998 he relinquished the title of President; which position he reassumed in July, 1998.

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

Mr. Kelmenson has been a Director of the Company since May 1997. Mr. Kelmenson is currently the Chairman of the Board of Directors and Chief Executive Officer of Bozell Worldwide, Inc. Since 1968, he has served as an executive officer of Kenyon & Eckhardt, the predecessor firm of BJK&E, first as the Chief Executive Officer, and later as the President, Chairman and Chief Executive Officer. He is a graduate of Columbia University, the Career Diplomate School of the University of Geneva (Switzerland) and the University of Mexico.

Mr. Segal has been a Director of the Company since January 1998. He is currently the President and CEO of The Welfare to Work Partnership. Prior to joining The Partnership, Mr. Segal served as Chief Executive Officer of the Corporation for National Service from October 1993 to February 1996, Assistant to the President of the United States from January 1993 to February 1996, and as Chief of Staff of the Clinton-Gore campaign in 1992. He has also held the office of President at several companies including American Publishing Corporation, Vogart Crafts Corporation, Bits & Pieces, Inc., and Publisher at GAMES Magazine. Mr. Segal received his Bachelor's degree from Brandeis University in 1964 and a Juris Doctorate from the University of Michigan Law School in 1967.

Mr. Brookmeyer has been Vice President-Legal & Deputy General Counsel since July 1998. From 1983 to 1998 he held positions of increasing legal responsibility with UST Inc. (a Fortune 500 company), including most recently as Assistant General Counsel & Assistant Secretary. Mr. Brookmeyer simultaneously served as Senior Vice President-Business Affairs for Cabin Fever Entertainment Inc., a UST subsidiary. He holds a B.A. degree from the State University of New York at Albany and a J.D. from St. John's University School of Law.

Mr. Cain rejoined the Company in November 1998 as Senior Vice President-Maintenance & Engineering. From 1985 until May 1993, Mr. Cain held a number of positions with the Company, including Maintenance Manager and Director of Maintenance. From May 1993 to January 1996, Mr. Cain held the position of Vice President-Maintenance & Engineering. From April 1996 to November 1998, Mr. Cain was Vice President Technical for the Pacific Region of Atlas Air with responsibility for all technical activity and the development of customer relationships. Mr. Cain was honorably discharged from the U.S. Navy in 1979.

Mr. Mir has been Vice President-Financial Accounting since January 1999. Mr. Mir joined Tower in February 1989 and has held various positions of increasing responsibilities within the finance and accounting areas including, Manager of Accounting and Corporate Controller, the position held just prior to his recent appointment as Vice President-Financial Accounting. He holds a B.S. degree in Accounting and a M.A. degree in Accounting/Economics from The City University of New York schools system.

Mr. Nelson has been Chief Financial Officer & Treasurer since May 1998. From 1993 until he joined the Company, Mr. Nelson was Chief

Financial Officer of Amana Tool Corporation. From 1992 to 1993, he was Chief Financial Officer of American Dream Airlines and from 1989 to 1992, he was Treasurer of Trump Shuttle, Inc. and USAir Shuttle, Inc. Mr. Nelson holds a B.A. in Mathematics from Yeshiva University, an M.S. in Operations Research from New York University and an M.B.A. in Finance from St. John's University.

Mr. Vincent J. Vitale has been Vice President-Customer Relations since January 1999. Prior to assuming this position, Mr. Vitale was Vice President-Maintenance & Engineering from February 1997 to November 1998 and Vice President-Special Projects from November 1998 to January 1999. From 1968 to 1991, Mr. Vitale held positions of increasing responsibility in aircraft and engine maintenance at PanAm. His last position was System Director of station maintenance. Mr. Vitale was Vice President of Maintenance for PanAm Express until 1992, Vice President of Customer Support for Jetstream Aircraft from 1992 to 1995 and Vice President of Maintenance for Airtran Airways from 1995 to 1996. He holds an FAA Airframe and Powerplant License. He attended the State University of New York, Farmingdale and majored in Business Administration and also graduated from the Manhattan High School of Aviation Trades.

Additional information is contained in the Registrant's 1998 Proxy Statement, pursuant to Regulation 14A, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

Information required under this Item is contained in the Registrant's 1999 Proxy Statement, pursuant to Regulation 14A, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

Information required under this Item is contained in the Registrant's 1999 Proxy Statement, pursuant to Regulation 14A, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required under this Item is contained in the Registrant's 1999 Proxy Statement, pursuant to Regulation 14A, which is incorporated herein by reference.

                                    PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

Item 14(a)1 and 2. Financial Statement and Schedules. See "Index of Financial Statements and Financial Statement Schedules" on p.F-1.

Item 14(a)3. Exhibits

       3(1)* Restated Certificate of Incorporation of the Company 3(2)* By-Laws of the Company
      10(1)*  Employment Agreement between the Company and Morris
              K. Nachtomi
      10(2)*  Employment Agreement between the Company and Ramesh
              Punwani
      10(3)*  Tower Air 1993 Long-Term Incentive Plan
      10(4)*  Tower Air, Inc. Executive Annual Incentive Plan
      10(5)* Heller Financial Inc.- Loan and Security Agreement, Dated December 1, 1996
      10(6)*  Heller Financial Inc. - First Amendment to Loan and
              Security Agreement, Dated January 31, 1997
      10(7)*  Heller Financial Inc. - Second Amendment to Loan and
              Security Agreement, Dated March 13, 1997
      10(8)* Sanwa Business Credit Corp. - Trust Agreement and Supplement, Dated October 1, 1996
      10(9)* First Security Bank, National Association - Aircraft and Airframe Purchase and Sale Agreement, Dated
              October 1, 1996
     10(10)* Finova Capital Corporation - Consolidated Aircraft and Engine Loan and Security Agreement, Dated
              March 25, 1996
     10(11)* Finova Capital corporation - $20,000,000 Loan Secured by Two B747 Aircraft and Eight Engines, Dated
              January 30, 1996
     10(12)* Finova Capital Corporation - First Amendment to Consolidated Aircraft and Engine Loan and Security Agreement, Dated May 8, 1996
     10(13)* Heller Financial Inc. - Third Amendment to Loan and Security Agreement, Dated June 16, 1997
     10(14)* Transamerica Business Credit Corporation - Loan and Security Agreement, Dated August 16, 1997
     10(15)* Heller Financial, Inc. - Amended & Restated Loan & Security Agreement, Dated September 1, 1997
     10(16)* Finova Capital Corporation - Fourth Amendment to consolidated Aircraft and Engine Loan and Security Agreement, Dated January 17, 1997
     10(17)* Finova Capital Corporation - Fifth Amendment to consolidated Aircraft and Engine Loan and Security Agreement, Dated December 24, 1997
     10(18)* Protective Asset Management Loan and Security Agreement, Dated November 1, 1997
     10(19)* Transamerica Business Credit Corporation - Security Agreement, Dated January 9, 1998
     10(20)* Transamerica Business Credit Corporation - First Amendment to Security Agreement, Dated
              January 11, 1998
     10(21)*  Funding Enterprises, LLC - Loan Agreement, Dated
              February 6, 1998
     10(22)*  Employment Agreement between the Company and Terry V.
              Hallcom
     10(23)* Heller Financial - First Amendment to Amended & Restated Loan & Security Agreement, Dated
              February 27, 1998
     10(24)* Heller Financial - Second Amendment to Amended & Restated Loan & Security Agreement, dated
              April 24, 1998
     10(25)* Heller Financial - Third Amendment to Amended & Restated Loan & Security Agreement, dated
              May 1, 1998
     10(26)* Heller Financial - Fourth Amendment to Amended & Restated Loan & Security Agreement, dated
              May 14, 1998
     10(27)* Heller Financial, Inc. - Subordination Agreement, dated April 12, 1998
     10(28)* Heller Financial - Fifth Amendment to Amended & Restated Loan & Security Agreement, dated
              June 1, 1998
     10(29)*  Employment Agreement between the Company and
              Nathan Nelson
     10(30)* Heller Financial - Sixth Amendment to Amended & Restated Loan & Security Agreement, dated
              July 13, 1998
     10(31)* The CIT Group/Equipment Financing, Inc. - Loan Agreement, dated July 15, 1998
     10(32)* C.I.T. Leasing Corporation - Purchase and Sale Agreement, dated July 15, 1998
     10(33)* Finova Capital Corporation - Amended & Restated Promissory Note, dated August 13, 1998

     10(34)* Finova Capital Corporation - Amended & Restated Promissory Note, dated August 13, 1998
     10(35)* Finova Capital Corporation - Consolidated, Amended and Restated Promissory Note, dated August 13, 1998
     10(36)* Finova Capital Corporation - Second Amendment to Aircraft Loan & Security Agreement, dated August 13, 1998
     10(37)* Finova Capital Corporation - Sixth Amendment to Aircraft Loan & Security Agreement, dated August 13, 1998
     10(38)* Heller Financial, Inc. - Seventh Amendment to Loan & Security Agreement, dated August 27, 1998
     10(39)* GE Aircraft Engines Maintenance Services Agreement, dated October 1, 1996
     10(40)*  GE Aircraft Engines/Tower Air Payment Plan, dated
              September 28, 1998
      10(41)  Employment Agreement between the Company and William J.
              Cain
      10(42) ILFC - Purchase Agreement, dated November 13, 1998 10(43) US Tec - Engine Purchase & Sale Agreement, dated
              December 13, 1998

        23    Consent of Ernst & Young LLP, Independent Auditors

        27    Financial Data Schedule for the year ended
              December 31, 1998
________________
*Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-69148) or amendments thereto and incorporated by reference herein.

Item 14(b). Registrant filed no Form 8-K during the last quarter of the period covered by this report.

Item 14(d).  Financial Statement Schedules.  The response to this portion of
Item 14 is submitted as a separate section of this report.

                                                                                                 Page
                                                                                                 ----
Item 14(a) (1) and (2)
Tower Air, Inc.
Index of Financial Statements and Financial Statement Schedule

The following Financial Statements of Tower Air, Inc. are included in Item 8:

Report of Independent Auditors..................................................................  F-2
Balance Sheets as of December 31, 1998 and 1997.................................................  F-3
Statements of Operations for the years ended December 31, 1998, 1997 and 1996......................................................................................  F-4
Statements of Stockholders' Equity for the years ended December 31, 1998,
  1997 and 1996.................................................................................  F-5
Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996......................................................................................  F-6
Notes to Financial Statements...................................................................  F-7

The following Financial Statement Schedule of Tower Air, Inc. is included in Item 14(a):

Schedule II-Valuation and Qualifying Accounts...................................................  F-19

All other Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                        Report of Independent Auditors


The Board of Directors and Stockholders
Tower Air, Inc.

We have audited the accompanying balance sheets of Tower Air, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tower Air, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                         Ernst & Young LLP

Melville, New York
February 15, 1999, except for
the last paragraph of Note 2,
as to which date is April 15, 1999

                                TOWER AIR, INC.
                                BALANCE SHEETS
                       (In thousands, except share data)

ASSETS                                                                                  December 31,
------                                                                     -------------------------------------------
                                                                                 1998                        1997
                                                                           ---------------            ----------------
Current Assets:
    Cash and cash equivalents                                              $           1,614         $           3,922
    Certificates of deposit, at cost, which
      approximates market                                                              2,157                     2,407
    Receivables, net of allowance for doubtful
      accounts of $1,556 and  $1,474, respectively                                    38,626                    28,151
    Income tax receivable                                                                 --                     3,850
    Prepaid expenses and other current assets                                          3,414                       880
                                                                         -------------------       -------------------
      Total current assets                                                            45,811                    39,210

Property and Equipment, at cost:
    Flight equipment                                                                 500,520                   419,851
    Ground property and equipment                                                     34,067                    33,489
                                                                         -------------------       -------------------
                                                                                     534,587                   453,340
    Less accumulated depreciation and amortization                                   235,658                   186,945
                                                                         -------------------       -------------------
                                                                                     298,929                   266,395

Other assets                                                                           6,022                     4,515
                                                                         ===================       ===================
                                                                           $         350,762         $         310,120
                                                                         ===================       ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
    Note payable                                                           $          12,818         $          21,038
    Accounts payable                                                                  58,558                    55,313
    Accrued liabilities                                                               44,329                    40,698
    Air traffic liability                                                             13,793                    18,867
    Current maturities of long-term debt                                              56,701                    43,273
                                                                         -------------------       -------------------
       Total current liabilities                                                     186,199                   179,189

Long-Term debt                                                                        91,932                    63,321
Deferred income taxes                                                                 19,558                    16,399
Deferred rent                                                                          1,616                     1,790

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, $.01 par value;
      5,000,000 shares authorized; none issued                                            --                        --
    Common stock, $.01 par value;
      35,000,000 shares authorized;
      15,575,424 issued in 1998 and 15,500,006 in 1997                                   156                       155
    Additional paid-in capital                                                        44,428                    43,885
    Retained earnings                                                                  8,384                     6,892
    Less treasury stock, at cost (210,000 shares)                                     (1,511)                   (1,511)
                                                                         -------------------       -------------------
       Total stockholders' equity                                                     51,457                    49,421
                                                                         -------------------       -------------------
                                                                           $         350,762         $         310,120
                                                                         ===================       ===================

See notes to financial statements.

                                TOWER AIR, INC.
                           STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                        Years Ended December 31,
                                                 -------------------------------------------------------------------
                                                         1998                    1997                   1996
                                                 -------------------     ------------------      -------------------
OPERATING REVENUES:
   Scheduled passenger service                        $      323,198         $      267,326          $       247,190
   Commercial charter service                                 59,554                103,358                   84,389
   Military charter service                                   63,953                 67,896                   64,460
   Cargo service                                              24,769                 13,826                   14,085
   Other                                                      12,346                  9,096                    7,695
                                                 -------------------     ------------------      -------------------
      Total operating revenues                               483,820                461,502                  417,819

OPERATING EXPENSES:
   Fuel                                                       70,902                 85,803                   82,561
   Flight equipment rentals and
     insurance                                                34,071                 24,770                   19,721
   Maintenance                                                43,767                 48,450                   52,981
   Crew costs and other                                       31,590                 28,646                   26,031
   Aircraft and traffic servicing                             86,173                 76,772                   83,704
   Passenger servicing                                        55,711                 50,370                   55,645
   Promotion, sales and commissions                           66,240                 66,167                   60,669
   General and administrative                                 22,542                 20,658                   21,178
   Depreciation and amortization                              55,703                 52,414                   38,855
                                                 -------------------     ------------------      -------------------
      Total operating expenses                               466,699                454,050                  441,345
                                                 -------------------     ------------------      -------------------

OPERATING INCOME (LOSS)                                       17,121                  7,452                  (23,526)

INTEREST AND OTHER EXPENSES:
   Interest expense                                           14,543                 12,273                    8,114
   Other (income) expense                                     (2,073)                    69                      749
                                                 -------------------     ------------------      -------------------
      Total interest and other expenses                       12,470                 12,342                    8,863
                                                 -------------------     ------------------      -------------------

INCOME (LOSS) BEFORE INCOME TAXES                              4,651                 (4,890)                 (32,389)
   Income tax provision (benefit)                              3,159                   (995)                 (11,506)
                                                 -------------------     ------------------      -------------------

NET INCOME (LOSS)                                     $        1,492         $       (3,895)         $       (20,883)
                                                 ===================     ==================      ===================


NET INCOME (LOSS) PER COMMON SHARE -
   BASIC AND DILUTED                                  $         0.10         $        (0.25)         $         (1.37)
                                                 ===================     ==================      ===================

See notes to financial statements.

                                TOWER AIR, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                Common Stock       Additional                    Treasury Stock
                                          -----------------------                             --------------------
                                                                    Paid-In     Retained                               Stockholders'
                                             Shares       Amount    Capital     Earnings       Shares      Amount         Equity
                                          -----------------------------------------------------------------------------------------
Balance at December 31, 1995                15,500     $ 155       $ 43,885    $ 33,505           (210)   $ (1,511)   $ 76,034

Cash dividends paid ($.12 per
   share)                                       --        --             --      (1,835)            --          --      (1,835)
Net loss - 1996                                 --        --             --     (20,883)            --          --     (20,883)
                                          -----------------------------------------------------------------------------------------

Balance at December 31, 1996                15,500       155         43,885      10,787           (210)     (1,511)     53,316

Net loss - 1997                                 --        --             --      (3,895)            --          --      (3,895)
                                          -----------------------------------------------------------------------------------------

Balance at December 31, 1997                15,500       155         43,885       6,892           (210)     (1,511)     49,421

Warrants issued in connection
  with debt issuance                            --        --            342          --             --          --         342

Exercised options                               75         1            201          --             --          --         202

Net income - 1998                               --        --             --       1,492             --          --       1,492
                                          -----------------------------------------------------------------------------------------

Balance at December 31, 1998                15,575     $ 156       $ 44,428    $  8,384           (210)   $ (1,511)   $ 51,457
                                          =========================================================================================

See notes to financial statements.

                                TOWER AIR, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                   Years Ended December 31,
                                                                   -------------------------------------------------------
                                                                         1998                1997                1996
                                                                   ---------------    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                 $    1,492           $   (3,895)            $ (20,883)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
              Depreciation and amortization                              55,703               52,414                38,855
              Provision for doubtful accounts                               486                  775                 1,009
              Warrants issued in connection with debt
                issuance                                                    342                   --                    --
              Deferred income taxes                                       3,159                2,854                (5,109)
              Deferred rent                                                (174)                 (38)                  320
              (Gain) loss on disposal of property
                and equipment                                            (2,306)                 153                   403
              Changes in certain assets and liabilities:
                 Receivables                                            (10,961)              (1,014)                3,135
                 Income tax receivable                                    3,850                2,547                (6,397)
                 Prepaid expenses and other assets                       (4,077)               2,235                  (449)
                 Accounts payable and accrued liabilities                12,349               10,284                20,584
                 Air traffic liability                                   (5,074)                 857                (1,868)
                                                                    -----------           ----------            ----------
   Net cash provided by operating activities                             54,789               67,172                29,600

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of flight equipment                                        (37,552)             (72,696)              (49,735)
   Purchases of ground property and equipment                              (578)              (1,572)               (2,850)
   Proceeds from sale of flight equipment                                 6,880                   --                 6,191
   Proceeds from sale of ground property and equipment                       --                  100                    47
   Proceeds from insurance company                                           --                   --                25,000
   Decrease (increase) in certificates of deposit                           250               (2,132)                  425
                                                                    -----------           ----------            ----------
   Net cash used in investing activities                                (31,000)             (76,300)              (20,922)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings                                             505,277              464,260                41,875
   Principal payments on borrowings                                    (530,627)            (453,372)              (47,884)
   Proceeds from the exercise of stock options                              202                   --                    --
   Payment of cash dividends                                                 --                   --                (1,835)
   Other                                                                   (949)                (806)               (1,387)
                                                                    -----------           ----------            ----------
   Net cash (used in) provided by financing activities                  (26,097)              10,082                (9,231)
                                                                    -----------           ----------            ----------
   Net (decrease) increase in cash and cash equivalents                  (2,308)                 954                  (553)
   Cash and cash equivalents at beginning of year                         3,922                2,968                 3,521
                                                                    -----------           ----------            ----------
   Cash and cash equivalents at end of year                          $    1,614           $    3,922             $   2,968
                                                                    ===========           ==========            ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                          $   13,977           $   11,221             $   8,022
   Cash paid during the period for income taxes                      $       --           $       52             $     442
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
   Purchase of flight equipment accrued but not paid                 $   13,275           $   14,238             $  15,512
   Purchase of flight equipment financed through debt                $   54,659           $   27,189             $  57,600

See notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Tower Air, Inc. (the Company) was organized in the State of Delaware on August 13, 1982 and was issued an operating certificate by the Civil Aeronautics Board effective October 27, 1983. The Company provides long-haul scheduled and charter passenger and cargo air service in diverse domestic and international markets.

OPERATIONS

The Company's ability to reduce its working capital deficiency during 1998 was significantly affected, in part by the reduction in its line of credit and expenditures for the purchase and repair of flight equipment. The Company's ability to maintain a satisfactory level of working capital during 1999 depends on its ability to increase revenue and reduce costs. The Company is currently negotiating with a financial institution to further increase its line of credit. The Company's management believes that its operating plans for the balance of 1999 will provide an appropriate level of working capital to meet the Company's needs.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits with banks and highly liquid financial instruments, including money market funds, having maturity dates of three months or less when purchased.

PROPERTY AND EQUIPMENT

Depreciation of property and equipment is provided using the straight-line method as follows: Boeing 747 aircraft-seven to twenty years; other flight and ground property and equipment - two to ten years. One of the Company's Boeing 747 aircraft has a salvage value of $8,000,000, one Boeing 747 has a salvage value of $6,000,000 and three of the Company's Boeing 747 aircraft each have a salvage value of $5,000,000. Leasehold improvements are amortized over the lesser of their useful lives or the term of the related lease.

During 1998, the Company changed their depreciation policy for overhauls of airframe in accordance with their amended Federal Aviation Administration maintenance plan. The result of the depreciation policy change resulted in a decrease to depreciation expense for the year ended December 31, 1998 of approximately $4.4 million.

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

INCOME TAXES

Income taxes have been provided using the liability method in accordance with Financial Accounting Standards Board ("FASB") Statement No. 109, Accounting for Income Taxes.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign station operations, which are immaterial, have been translated at exchange rates in effect at the balance sheet dates, except property and equipment which was translated at rates of exchange in effect at the time of acquisition. Revenues and expenses were translated at average monthly rates prevailing during the given period, except for depreciation which was translated at the rate in effect at the time the related asset was acquired. Foreign exchange gains and losses, which were immaterial, were included in "Interest and other expense".

STOCK BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations because the Company believes the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

EARNINGS PER SHARE

Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128, Earnings per Share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of Statement 128.

CERTIFICATES OF DEPOSIT

The Company has determined that all of its certificates of deposit are classified as "held to maturity securities." Held to maturity securities are carried at amortized cost which approximates market value. All held to maturity securities are due to mature within one year and there are no gross unrealized gains or losses related to such securities at December 31, 1998, 1997 or 1996.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of short-term investments, which are classified as cash equivalents and certificates of deposit, approximate fair value. The fair values of the Company's debt, including current maturities, are estimated using discounted cash flow analyses, based on the estimated current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts of the Company's debt at December 31, 1998 and 1997 approximate fair value.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

2.  LONG-TERM DEBT AND NOTE PAYABLE
Long-term debt consisted of the following (in thousands):

                                                                                 DECEMBER 31,
                                                              ------------------------------------------------
                                                                      1998                         1997
                                                              -------------------         --------------------
6.5% Notes, due in monthly installments through
  December 2005                                                   $      19,899               $           --
8.5% - 9.45% Loans Payable, due in monthly
  installments through September 2013                                     6,802                        7,750
8.5% Note, due in monthly installments through
  March 2001                                                              7,520                           --
9% Note, due in monthly installments through
  January 2002                                                            6,723                           --
10.12% Note, due in monthly installments through
  December 2002                                                          41,351                       42,851
10.27% Note, due in monthly installments
  through February 2003                                                  18,082                       18,238
10.27% Note, due in monthly installments
  through March 1999                                                      2,034                        4,032
12% Note, maturing in April 1999                                          3,000                           --

Prime plus 2.5% Note, due in monthly installments
  through November 2000                                                   6,593                        9,520
Prime plus 2.75% Notes, due in monthly installments
  through February 1999                                                      --                       11,257
Prime plus 2.75% Note, due in monthly installments
  through January 2000                                                    7,358                           --
Prime plus 2.0% Notes, due in monthly installments
  through August 2000                                                    29,168                       12,946
Other                                                                       103                           --
                                                              -------------------         --------------------
                                                                        148,633                      106,594
Less current maturities                                                  56,701                       43,273
                                                              -------------------         --------------------
                                                                  $      91,932               $       63,321
                                                              ===================         ====================

In March 1996, the Company refinanced the outstanding balance of certain Notes bearing interest at prime plus 2% due in monthly installments through October 1996, Notes bearing interest at prime plus 2.25% due in monthly installments through August 1996, and Notes bearing interest at prime plus 2.0% due in February 1997, in addition to the $20,000,000 note issued in January 1996, with the same financial institution. In addition, the Company borrowed an additional $17,000,000 which is secured by the two Boeing 747 aircraft purchased in January 1996. The new loan balance, which aggregates $50,200,000, bears interest at 10.12%. In August 1998, the lender agreed to defer the principal portion of the monthly payment for a period of eight months, reducing the monthly payments during the period by approximately $700,000. Accordingly, the maturity date of the loan has been extended to December 2002. At December 31, 1998 and 1997, there was approximately $41,351,000 and $42,851,000 outstanding, respectively.

In 1993, the Port Authority of New York and New Jersey (Port Authority) financed certain renovations of the terminal facility and terminal ramp. In connection with this financing, the Company is required to pay principal and interest on the terminal building renovation of approximately $111,000 per month through September 1998, which bears interest at 8.93% per annum. In addition, the Company is required to pay principal and interest on the terminal ramp renovation financing of approximately $13,000 per month through September 2013, which bears interest at 9.45% per annum. In 1995, the Company completed a terminal facility expansion project at John F. Kennedy International Airport at a cost of approximately $10,000,000. The Company had a commitment from the Port Authority of $5,500,000 of five-year financing at a fixed interest rate of 8.5% for this project. As of December 31, 1998 and 1997, there was approximately $6,802,000 and $7,750,000, respectively, outstanding.

In November 1996, the Company borrowed $2,000,000 from a commercial finance institution. The note bears interest at 10.27% and was due December 1997. During 1997, the Company borrowed an additional $5,365,000 at the same interest rate from the same commercial finance institution with such debt being due in September 1998. In August 1998, the loan agreement was amended and restated whereas the financial institution reduced the monthly principal payments by approximately $150,000. The amended note bears interest at a rate of 10.27% per annum and is due in March 1999. Monthly principal and interest payments required under the amended note approximate $500,000. At December 31, 1998 and 1997, there was approximately $2,034,000 and $4,032,000 outstanding, respectively.

In May 1996, the Company purchased one Boeing 747 aircraft for an aggregate purchase price of $21,000,000. In connection with this purchase, the Company issued a $21,000,000 note to a commercial finance company. This loan bears interest at a rate of 10.27% per annum. In August 1998, the lender agreed to defer the principal portion of the monthly payment for a period of eight months, reducing the monthly payments during the period by approximately $300,000. Accordingly, the maturity date of the loan has been extended to February 2003. At December 31, 1998 and 1997, there was approximately $18,082,000 and $18,238,000 outstanding, respectively.

In January 1998, the Company entered into an agreement with a financial institution to borrow up to $15,000,000. The proceeds of this borrowing ($13,584,000) were used to pay the balances remaining on two previous agreements with the same commercial financial institution of $7,500,000 and $3,757,000 outstanding, respectively, as of December 31, 1997 and the remaining proceeds were used primarily to pay for engines under repair. The note bears interest at prime plus 2.75% and is due in January 2000. The note is secured by twelve JT9D engines. The balance outstanding on the note at December 31, 1998 was approximately $7,358,000.

In February and March 1998, the Company borrowed $6 million from Funding Enterprises, LLC, a limited liability company in which the Company's Chairman and former President were members, bearing interest at 12% per annum. On July 1, 1998, the Company discharged its obligations under the 12% Note by issuing a new note (the "Nachtomi Note"), due August 7, 1998, to the Company's Chairman in the principal amount of $3.0 million and repaying the balance of the 12% Note in cash. The Nachtomi Note originally provided for interest at an annual rate of 12.0%, increasing to 15% after August 7, 1998. The Nachtomi Note was amended on August 7, 1998 to reduce the interest rate to 12% after August 7, 1998 and to extend the maturity date to April 30, 1999. In connection with the Funding Enterprises LLC Note, warrants for the purchase of 1.2 million shares of common stock of the Company were issued with an exercise price of $5.00. The Company recorded approximately $340,000 in interest expense relating to the fair value of the warrants as of August 7, 1998. The warrants expire in February 2008. At December 31, 1998, $3,000,000 was outstanding.

In November 1997, the Company acquired four leased engines for an aggregate purchase price of $9,750,000. In connection with this transaction, the Company issued a promissory note for the full purchase price. The interest rate associated with the note accrues at a rate of prime plus 2.5% per annum and requires monthly installments of principal and interest of approximately $320,000 through November 2000. The balance outstanding as of December 31, 1998 and 1997 was approximately $6,593,000 and $9,520,000, respectively.

The Company entered into a finance agreement during September 1997 through March 1998 involving the conversion and refurbishment of seven Pratt & Whitney JT9 engines. In connection with this transaction, promissory notes were issued between September 1997 and March 1998, totalling approximately $35,780,000. Related interest accrues at prime plus 2% per annum on the outstanding principal balance. In September 1998, the lender agreed to increase the loan to include $4.2 million relating to certain engines previously overhauled. In addition, the maturity date of the note was extended to August 2000. The balance outstanding at December 31, 1998 and 1997 was approximately $29,168,000 and $12,946,000.

On July 15, 1998, the Company purchased a leased aircraft from a lessor for a purchase price of $13.5 million of which a credit of $6 million was given by the lessor to the Company for the payments of maintenance reserves paid during the lease period and a balance of $7.5 million was financed by the same lessor. In addition, the lessor waived all previously outstanding rent and maintenance reserves through June 30, 1998, amounting to $1.4 million. This loan requires a monthly payment of approximately $50,000 of interest only commencing October 1998 through May 1999 and then a total monthly payment of approximately $370,000 including principal and interest through March 2001. The note bears interest at 8.5% per annum. At December 31, 1998 there was approximately $7,520,000 outstanding.

In November 1998, the Company purchased an existing leased aircraft from the lessor for a purchase price of $21,000,000. In connection with this purchase, the Company paid $1,000,000 and issued two $10,000,000 promissory notes to the seller, a financial institution. In addition, the lessor paid the Company for all unused accumulated maintenance reserves which amounted to approximately $5 million. Such amounts were recorded as a reduction of aircraft maintenance expense in the fourth quarter of 1998. The notes bear interest at 6.5% per annum. The first note requires monthly principal and interest payments of approximately $105,000 through October 2005 and a balloon payment of $4.9 million in November 2005. The second note requires monthly principal and interest payments of approximately $105,000 through October 2004 and a balloon payment of $5.7 million in November 2004. At December 31, 1998, the aggregate balance outstanding on these notes was approximately $19,899,000.

In December 1998, the Company purchased three engines for an aggregate purchase price of $8,100,000. In connection with the purchase, the Company paid $1,377,000 and issued a $6,723,000 promissory note to the seller. This loan bears interest at 9% per annum and requires monthly payments of approximately $214,000 through January 2002. At December 31, 1998, the balance outstanding was $6,723,000.

At December 31, 1998, the aggregate annual maturities of long-term debt during the next five years are as follows (in thousands):


               1999           $56,701
               2000           $33,033
               2001           $21,616
               2002           $20,226
               2003           $ 3,651

Certain debt is secured by aircraft having a net book value of approximately $113,732,000 at December 31, 1998.

The Company has a $15,000,000 line of credit ("Loan Agreement") with a financial institution which may be used for short-term borrowings or letters of credit. The agreement, as amended in September 1997, expires in September 1999. Since February 1998, the Company has entered into seven amendments to the Loan Agreement providing, among other things, for (i) changes in the maximum amount of the revolving loan during different periods; (ii) subordination of loans made to the Company by officers and directors; (iii) increases to the spread between the amount of collateral required and the amount of available borrowing under the Loan Agreement; (iv) modification of the financial covenant relating to the Company's tangible net worth to facilitate compliance by the Company; and (v) increases in the interest rate from prime plus 0.75% to prime plus 1.50% (9.25% at December 31, 1998). Through a combination of the fourth amendment on May 14, 1998 and the sixth amendment on July 13, 1998, the Company agreed to modify the tangible net worth covenant in the Loan Agreement by reducing the amount of tangible net worth the Company is required to maintain from $47.0 million prior to August 31, 1998 and $55.0 million thereafter to $35.0 million through May 1998, $38.0 million for June 1998, $47.5 million through August 1, 1998 and $55.0 million from August 31, 1998 and thereafter. On June 1, 1998, the fifth amendment permanently limited the maximum amount of borrowings under the facility to $15.0 million beginning on June 29, 1998, a decrease from the $25.0 million maximum amount originally permitted. The sixth amendment to the Loan Agreement waived defaults resulting from the repayment of certain notes payable and the defaults referred to below. On August 27, 1998, the seventh amendment modified the tangible net worth covenant by reducing the amounts of tangible net worth the Company is required to maintain to $44.5 million in July 1998, $45.0 million from August 1998 through March 1999 and to $50.0 million in April and May 1999. As of December 31, 1998, the Company had $12,818,000 of obligations outstanding under the Loan Agreement of which an additional $2.0 million consisted of letters of credit issued to various suppliers and insurance companies. The credit line is primarily secured by the Company's trade receivables and certain property and equipment.

On April 14, 1999, the Company entered into the eighth amendment to waive a default in the Loan Agreement and to increase the line of credit as follows: (i) from and after April 14, 1999 to and including May 30, 1999, $20,000,000; (ii) on and after May 31, 1999, to and including June 29, 1999, $19,000,000; (iii) on and after June 30, 1999, to and including July 30, 1999, $18,000,000; (iv) on and after July 31, 1999, to and including August 30, 1999, $16,000,000; and (v) on and after August 31, 1999, $15,000,000. On April 15, 1999, the Company entered into the ninth amendment to modify the tangible net worth covenant by reducing the amounts of tangible net worth the Company is required to maintain to $45 million in April 1999 through June 1999, and $50 million in July 1999 through September 1999.

3. INCOME TAXES

The provision (benefit) for income taxes consisted of the following (in thousands):

                                                 1998                     1997                     1996
                                         -------------------     -------------------      -------------------
Current:
  Federal                                  $             --       $          (3,849)       $          (6,397)
  State and local                                        --                      --                       --
                                         -------------------     -------------------      -------------------
                                                         --                  (3,849)                  (6,397)
                                         -------------------     -------------------      -------------------

Deferred:
  Federal                                             2,743                   3,086                   (3,541)
  State and local                                       416                    (232)                  (1,568)
                                         -------------------     -------------------      -------------------
                                                      3,159                   2,854                   (5,109)
                                         -------------------     -------------------      -------------------
Provision (benefit) for income taxes       $          3,159       $            (995)       $         (11,506)
                                         ===================     ===================      ===================

Deferred tax expense (benefit) consisted of the following (in thousands):

                                                 1998                     1997                     1996
                                         -------------------     -------------------      -------------------
Tax depreciation greater than
  book depreciation                        $          8,431       $          12,218        $         4,056
Tax benefit of net operating loss
  carryforwards                                      (5,674)                (15,023)               (13,792)
Tax utilization of  alternative
  minimum tax credit carryforwards                       --                   3,867                  3,572
Other                                                   402                   1,792                  1,055
                                         -------------------      -------------------      -------------------
                                           $          3,159       $           2,854        $        (5,109)
                                         ===================      ===================      ===================

The income tax provisions were at rates different from the U.S. federal statutory rates for the following reasons:

                                                  1998                     1997                      1996
                                         --------------------     --------------------      --------------------
Statutory rate                                     34.0    %               (34.0)   %              (35.0)     %
State and local income tax
  (benefit), net of federal tax benefit             5.9                     (3.1)                   (3.0)
Nondeductible items                                21.8                     20.0                     2.5
Other                                               6.2                     (3.2)                     --
                                         --------------------     --------------------      --------------------
Effective tax rate                                 67.9    %               (20.3)   %              (35.5)     %
                                         ====================     ====================      ====================

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred income tax liability components are as follows (in thousands):

                                                                                   December 31
                                                                           1998                 1997
                                                                   -----------------------------------------
Deferred tax liabilities for taxable temporary differences:
     Tax depreciation in excess of book depreciation                 $          54,765  $             46,334
     Other                                                                       1,605                 1,203
                                                                   -----------------------------------------
Total deferred tax liabilities                                                  56,370                47,537
Deferred tax assets:
     Tax benefit of net operating loss carryforwards                            34,471                28,797
     Alternative minimum tax credit carryforwards                                2,341                 2,341
                                                                   -----------------------------------------
Total deferred tax assets                                                       36,812                31,138
                                                                   -----------------------------------------
Net noncurrent liability                                             $          19,558  $             16,399
                                                                   =========================================

At December 31, 1998, for federal reporting purposes, the Company had approximately $87,935,000 of net operating loss carryforwards available to offset future federal tax liabilities.

4. COMMITMENTS

At December 31, 1998, the Company had eight Boeing 747 aircraft under operating leases. Three aircraft are under the terms of the same lease agreement which provides monthly rental payments at fixed rates. Under the terms of four of the lease agreements, monthly rent is at a fixed rate. In addition, one aircraft is being leased at a power by the hour rate, as defined.

In January 1998, the Company commenced rental payments on a leased aircraft, amended in the prior year, providing for fixed monthly rental payments. This lease was extended through January 2001.

In March 1998, the Company commenced rental payments on a leased aircraft that was converted to a freighter. The amended lease term is fifteen years with monthly rentals at a fixed rate through 2013.

In April 1998, the Company renewed lease agreements on two aircraft from the same lessor. These leases, for five and ten years, respectively, provide for rental payments at a fixed monthly rate.

In September 1998, the Company entered into a one-year lease for a freighter which commenced on the delivery date in October 1998. Monthly rental payments are determined on a power by the hour basis.

Five of the Company's aircraft leases require that the Company pay the lessor for maintenance reserves based on the number of airframe and engine flight hours accumulated at specified rates per hour, as defined in the agreements.

At December 31, 1998, minimum annual rental commitments under noncancelable operating leases were approximately as follows (in thousands):

                                         Flight    Ground Property
                                        Equipment   and Equipment    Total
                                        ------------------------------------
          1999                             22,636            5,107    27,743
          2000                             21,547            5,066    26,613
          2001                             17,160            5,066    22,226
          2002                             17,160            5,066    22,226
          2003                             12,159            1,800    13,959
          Thereafter                       32,144              454    32,598
                                        ------------------------------------
                                         $122,806          $22,559  $145,365
                                        ====================================

Rent expense amounted to approximately $38,000,000, $28,500,000 and $22,600,000 for the years ended December 31, 1998, 1997 and 1996, respectively. These amounts include flight equipment rental expense of $32,100,000, $22,700,000 and $17,100,000 and ground property and equipment rentals of $5,900,000, $5,800,000 and $5,500,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

The Company has an employment agreement with an officer which has a term of five years commencing in October 1993. Base salary is set at $1,000,000 per annum. The contract is automatically extended for additional terms of one year unless the officer or the Company elects that there shall be no such extension. In October 1998, the contract was automatically extended through October 1999. In addition, if a change in control (as defined in the agreement) occurs during the five-year term of the agreement, such term shall automatically be extended to include the five-year period commencing on the date on which the change in control occurs. The agreement further provides that if, prior to a change in control, the Company terminates the officer's employment, then the Company will pay him his base salary through such termination date plus the product of the sum of the officer's annual base salary and the average of the annual bonuses, if any, actually paid to the officer with respect to the two years of his term immediately preceding the year of the term in which the date of termination occurs, and the number of years (including partial years) remaining in the term. If, subsequent to a change in control, the Company terminates the officer or if the officer resigns, then the Company will pay his base salary through such termination date and an amount equal to the product of
2.99 and the officer's base amount as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended.

As of December 31, 1998, the Company had 1,932 employees, 1,467 of which were full time and 465 of which were part time. Of the full time employees, 543 belong to the Association of Flight Attendants (AFA) and 220 are members of the Air Line Pilots Association (ALPA).

The Company's September 1993 contract with its pilots and flight engineers became amendable in September 1996 and direct negotiations continued until July 1997, at which time a federal mediator was appointed. On June 12, 1998, the Company's pilots and flight engineers elected to change representation from an in-house union to ALPA. The Company expects mediation to conclude sometime during 1999.

The Company's contract with its flight attendants became amendable in September 1998. Negotiations with the AFA commenced in September 1998 to replace the existing contract and are expected to continue well into 1999.

The Company utilized standby letters of credit to secure performance guarantees in the normal course of business. The Company provides cash collateral for all of these letters of credit. As of December 31, 1998 and 1997, cash collateral amounted to $2,157,000 and $2,407,000. These amounts are included in Certificates of Deposit in the accompanying balance sheets.

5. SAVINGS AND RETIREMENT PLAN

The Company sponsors a number of defined contribution pension plans which are available to substantially all full-time employees. For the years ended December 31, 1998, 1997 and 1996, the Company's contributions, which are principally based on a percentage of an employee's annual compensation, amounted to approximately $758,000, $719,000 and $698,000, respectively.

6. CONCENTRATION OF CREDIT RISK

Sales with foreign destinations and/or arrivals accounted for 63%, 69% and 70% of total revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

The Israel market, Tower's largest scheduled passenger service revenue source, is composed primarily of individuals and groups who travel for religious reasons, vacations or business. This market historically has been characterized by a relatively stable travel pattern. From time to time, security concerns in Israel have resulted, and may continue to result, in oscillations in demand.

The U.S. Government and its agencies accounted for all revenue from military charters. At December 31, 1998 and 1997 accounts receivable from the U.S. government and its agencies were approximately $3,100,000 and $2,500,000, respectively.

7. STOCK OPTION PLAN

The Company has authorized 2,400,000 shares of common stock for issuance of awards under a Long-Term Incentive Plan (the "Plan"). Generally, options will be granted with an exercise price not less than the fair market value, as defined in the plan, on the date of grant.

The following table summarizes the activity under these plans (shares in millions):

                                         1998                                    1997
                        -------------------------------------   -------------------------------------
                                                 Weighted-                               Weighted-
                                                  Average                                 Average
                                                  Exercise                                Exercise
                               Shares              Price               Shares              Price
                        -----------------    ----------------   -----------------    ----------------
Beginning of year               1,106,136            $3.75                733,850            $7.89
Granted                           180,000            $2.68                998,157            $2.83
Cancelled                        (671,092)           $3.57               (625,871)           $7.72
Exercised                         (75,418)           $2.69                     --               --
                        -----------------                       -----------------
End of Year                       539,626                               1,106,136            $3.75

Options exercisable at
end of year                       215,647            $4.89             104,834               $8.99

                                         1996
                        -------------------------------------
                                                 Weighted-
                                                  Average
                                                  Exercise
                               Shares              Price
                        -----------------    ----------------
Beginning of year                 424,398           $10.13
Granted                           448,067           $ 6.45
Cancelled                        (138,615)          $10.09
Exercised                              --
                        -----------------
End of Year                       733,850           $ 7.89

Options exercisable at
end of year                       169,302           $11.37

The following table summarizes information about these plans at December 31, 1998:

                                              Options Outstanding                                    Options Exercisable
                        --------------------------------------------------------------     --------------------------------------
                                                   Weighted-
                                                    Average              Weighted-                                  Weighted-
                                                   Remaining              Average                                    Average
Range of Exercise                                 Contractual            Exercise                                    Exercise
     Prices                   Shares                 Life                  Price                 Shares                Price
-----------------------------------------     ------------------     -----------------     -----------------     ----------------
 $2.06-$2.50                       130,000          3.8 years               $ 2.07                30,000               $ 2.10
 $2.51-$5.00                       334,626          1.6 years               $ 3.01               125,647               $ 2.72
 $5.01-$7.50                        30,000          2.0 years               $ 6.81                15,000               $ 7.04
 $7.51-$10.00                       15,000                  --              $ 8.50                15,000               $ 8.50
 $10.01-$12.50                          --                  --                  --                    --                   --
 $12.51-$15.00                      30,000                  --              $13.88                30,000               $13.88
                         -----------------                                                  -----------------
                                   539,626                                                       215,647

 The outstanding options expire at various times during the period from January 1999 through October 2006.

 The weighted-average fair value at date of grant for options granted in 1998, 1997 and 1996 were $1.99, $1.28 and $2.36, respectively.

 Pro forma information regarding net loss and net loss per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to January 1, 1995 under the fair value method of the Statement. The fair value for these options was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 1998, 1997 and 1996, respectively: risk-free interest rate of 5%, 6% and 6%, volatility factor of .608, .434 and .371, a weighted-average expected life of the option of 3 years for employees and 10 years for officers and no dividend yields.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                    Year Ended December 31,
                                               1998           1997          1996
                                               ----           ----          ----
Pro forma net income (loss)                 $1,337,805    $(4,451,467)  $(21,309,960)
Pro forma net income (loss) per share       $     0.09    $     (0.29)  $      (1.39)

The compensation expense and pro forma net income (loss) may not be indicative of amounts to be included in future periods.

8. ACCRUED LIABILITIES

The components of accrued liabilities were as follows (in thousands):

                                                    DECEMBER 31,
                                                 1998         1997
                                              -----------------------
     Accrued maintenance                       $20,521       $16,652
     Other accrued operating expenses           10,484         7,154
     Accrued salaries                            3,843         5,056
     Accrued interest                            1,707         1,161
     Accrued rent                                1,502         1,675
     Other                                       6,272         9,000
                                              -----------------------
                                               $44,329       $40,698
                                              =======================

9. CONTINGENCIES

The Company is a party to various litigations which arise in the ordinary conduct of its business. The Company believes that these actions will not have a material adverse effect on the Company's financial position or results of operations.

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly financial data for 1998 and 1997 is as follows (in thousands except per share amounts):

                                           THREE MONTHS ENDED
                             -----------------------------------------------
                             MARCH 31   JUNE 30   SEPTEMBER 30  DECEMBER 31
                             -----------------------------------------------
 1998
-----
Operating revenues            $96,740   $119,556      $162,875     $104,649
                              ==============================================

Operating income (loss)       $(9,355)  $  3,925      $ 24,185     $ (1,634)
                              ==============================================

Net income (loss)             $(7,325)  $    501      $ 12,060     $ (3,744)
                              ==============================================

Net income (loss) per
   common share               $  (.48)  $    .03      $    .79     $   (.24)
                              ==============================================

Net income (loss) per
   common share assuming
   dilution                   $  (.48)  $    .03      $    .79     $   (.24)
                              ==============================================

1997
----
Operating revenues            $78,010   $112,576      $162,260     $108,656
                              ==============================================

Operating income (loss)       $(7,074)  $  9,512      $ 17,627     $(12,613)
                              ==============================================

Net income (loss)             $(5,425)  $  3,583      $  8,495     $(10,548)
                              ==============================================
Net income (loss) per
    common share              $  (.35)  $    .23      $    .56     $   (.69)
                              ==============================================
Net income (loss) per
    common share assuming
    dilution                  $  (.35)  $    .23      $    .55     $   (.69)
                              ==============================================

11.  RECEIVABLES

The components of receivables were as follows (in thousands):

                                                          December 31
                                                      1998           1997
                                               ------------------------------
Trade receivables                                $     39,682   $     28,985
Maintenance receivables                                   500            640
                                               ------------------------------
                                                       40,182         29,625
Less:  Allowance for doubtful accounts                 (1,556)        (1,474)
                                               ------------------------------
                                                 $     38,626   $     28,151
                                               ==============================

12.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                  ------------------------------------------------------------------

                                                                            1998                    1997              1996
                                                                  ----------------------     -----------------     ------------
Numerator for basic earnings per share - income (loss)
  available to common stockholders                                           $ 1,492               $(3,895)          $(20,883)

Numerator for diluted earnings per share - income (loss)
  available to common stockholders after assumed
  conversions                                                                $ 1,492               $(3,895)          $(20,883)

Denominator:
   Denominator for basic earnings per share-weighted
   average shares                                                             15,354                15,290             15,290

   Effect of dilutive securities:
     Employee stock options                                                      129                    --                 --
                                                                      ---------------------------------------------------------
   Dilutive potential common shares                                              129                    --                 --

   Denominator for diluted earnings per share-adjusted
     weighted-average shares and assumed conversions                          15,483                15,290             15,290
                                                                      =========================================================

Basic earnings per common share                                              $  0.10                ($0.25)            ($1.37)
                                                                      =========================================================

Diluted earnings per common share                                            $  0.10                ($0.25)            ($1.37)
                                                                      =========================================================

The computation of diluted EPS did not assume the conversion of 1,200,000 warrants and 125,000 options in 1998 because their inclusion would have been antidilutive.

13.  SEGMENT REPORTING

The Company operates in one business segment which is the common carriage of passengers, freight and mail over various worldwide routes authorized by the Civil Aeronautics Board.

In 1998, Tower Air adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," and requires that a public company report annual and interim financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Tower Air's operating revenue by geographic markets are summarized below (in thousands):

                                     Year Ended December 31,
                                     -----------------------
                                    1998       1997        1996
                                    ----       ----        ----
Domestic                          $177,723   $142,090    $131,425
Europe                             241,148    243,195     207,443
Pacific                             35,960     60,062      37,444
Latin America                       28,989     16,155      41,507
                              ------------------------------------

Total operating revenues          $483,820   $461,502    $417,819
                              ====================================

The Company attributes operating revenues by geographic region based upon the origin and destination of each flight segment.

The Company's tangible assets consist primarily of flight equipment which are mobile across geographic markets and, therefore, have not been allocated by geographic region.

                                                  SCHEDULE II


                                TOWER AIR, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                (IN THOUSANDS)

                                   BALANCE AT    CHARGED TO
                                   BEGINNING OF  COSTS AND                       BALANCE AT
ALLOWANCE FOR DOUBTFUL ACCOUNTS      PERIOD      EXPENSES        DEDUCTIONS(A)   END OF PERIOD
----------------------------------------------------------------------------------------------
Year ended December 31, 1996          $1,488       $1,009            $1,296          $1,201

Year ended December 31, 1997          $1,201       $  775            $  502          $1,474

Year ended December 31, 1998          $1,474       $  486            $  404          $1,556

(a) Uncollectible accounts written off, net of recoveries.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:                                   TOWER AIR, INC.


                                         By:/s/ MORRIS K. NACHTOMI
                                            ----------------------------
                                            Morris K. Nachtomi
                                            Chief Executive Officer,
                                            President and Chairman of the
                                            Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on April 15, 1999 on behalf of the Registrant and in the capacities indicated.


/s/  MORRIS K. NACHTOMI                  Chief Executive Officer,
-----------------------------------
     Morris K. Nachtomi                  President and Chairman of the
                                         Board of Directors (Principal
                                         Executive Officer)


/s/  BADAR MIR                           Vice President-Financial Accounting
-----------------------------------
     Badar Mir                           (Principal Financial Officer)


/s/  HENRY P. BAER                       Director
-----------------------------------
     Henry P. Baer


/s/  STEPHEN L. GELBAND                  Director
-----------------------------------
     Stephen L. Gelband


/s/  LEO-ARTHUR KELMENSON                Director
------------------------------------
     Leo-Arthur Kelmenson


/s/  STEPHEN A. OSBORN                   Director
-----------------------------------
     Stephen A. Osborn


/s/  ELI SEAGAL                          Director
-----------------------------------
     Eli Segal