Form 10-Q
period 1999-03-31
TOWER AIR INC
filed 1999-05-17
CIK 778718

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-Q

                               ------------------

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

                             Yes _X_         No___

As of April 21, 1999, there were 15,575,424 shares of Common Stock, par value $.01 per share, outstanding.

--------------------------------------------------------------------------------
                              Page 1 of 22 Pages

                                TOWER AIR, INC.
                              REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999


                                     INDEX

                                                                            Page
                                                                            ----
Part I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets as of March 31, 1999
          and December 31, 1998............................................    3

          Statements of Operations for the three months ended
          March 31, 1999 and 1998..........................................    4

          Statements of  Cash Flows for the three months ended
          March 31, 1999 and 1998..........................................    5

          Notes to Financial Statements....................................    6

          Selected Operating Data..........................................   11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................   12

Item 3.   Quantitative and Qualitative Disclosures about

          Market Risk......................................................   20

Part II.  Other Information................................................   21

Signatures.................................................................   22

Part I  Financial Information

Item 1.   Financial Statements
                                TOWER AIR, INC.
                                 BALANCE SHEETS
                       (In thousands, except share data)

                                                                  March 31,      December 31,
                                                                    1999            1998
                                                                 (Unaudited)       (Note)
                                                                  --------        --------
ASSETS
Current Assets:
  Cash and cash equivalents                                       $  3,098        $  1,614
  Certificates of deposit, at cost,
    which approximates market                                        2,157           2,157
  Receivables, net of allowance for doubtful accounts               42,008          38,626
  Prepaid expenses and other current assets                          1,813           3,414
                                                                  --------        --------
       Total current assets                                         49,076          45,811

Property and Equipment, at cost:
  Flight equipment                                                 535,720         500,520
  Ground property and equipment                                     34,377          34,067
                                                                  --------        --------
                                                                   570,097         534,587
  Less accumulated depreciation and amortization                   239,885         235,658
                                                                  --------        --------
                                                                   330,212         298,929
Other Assets                                                         6,167           6,022
                                                                  --------        --------
                                                                  $385,455        $350,762
                                                                  ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                                   $ 12,088        $ 12,818
  Accounts payable                                                  57,455          58,558
  Accrued liabilities                                               43,086          44,329
  Air traffic liability                                             17,176          13,793
  Current maturities of long-term debt                              70,446          56,701
                                                                  --------        --------
       Total current liabilities                                   200,251         186,199

Long-Term Debt                                                     116,384          91,932
Deferred Income Taxes                                               17,886          19,558
Deferred Rent                                                        1,522           1,616

Stockholders' Equity:
  Preferred stock, $.01 par value;
    5,000,000 shares authorized; none issued                            --              --
  Common stock, $.01 par value;
    35,000,000 shares authorized;
    15,575,424 issued                                                  156             156
  Additional paid-in capital                                        44,428          44,428
  Retained earnings                                                  6,339           8,384
  Less treasury stock, at cost (210,000 shares)                     (1,511)         (1,511)
                                                                  --------        --------
       Total stockholders' equity                                   49,412          51,457
                                                                  --------        --------
                                                                  $385,455        $350,762
                                                                  ========        ========

See accompanying notes to financial statements.
Note: The Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date.

                                TOWER AIR, INC.
                            STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)


                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                  1999          1998
                                                --------      --------

Operating Revenues:
   Scheduled Passenger Service                 $ 65,644      $ 52,725
   Commercial Charter Service                    16,810        25,771
   Military Charter Service                      11,397        13,023
   Cargo Service                                  4,019         3,462
   Other                                          2,793         1,759
                                               --------      --------

      Total operating revenues                  100,663        96,740

Operating Expenses:
   Fuel                                          16,870        15,506
   Flight equipment rentals and insurance         6,730         8,282
   Maintenance                                    6,725        11,699
   Crew costs and other                           6,191         6,568
   Aircraft and traffic servicing                19,641        18,866
   Passenger servicing                           11,211        12,285
   Promotion, sales and commissions              12,578        13,917
   General and administrative                     5,384         4,852
   Depreciation and amortization                 14,789        14,120
                                               --------      --------
      Total operating expenses                  100,119       106,095
                                               --------      --------

Operating Income (Loss)                             544        (9,355)

Interest and Other Expenses:
   Interest expense                               4,306         3,897
   Other (income) expense                           (44)           67
                                               --------      --------
      Total other expenses                        4,262         3,964
                                               --------      --------

Loss Before Income Taxes                         (3,718)      (13,319)
   Income Tax Benefit                            (1,673)       (5,994)
                                               --------      --------

Net Loss                                       $ (2,045)     $ (7,325)
                                               =========     =========

Basic and Diluted Loss Per Share               $  (0.13)     $  (0.48)
                                               ========      ========

Weighted Average Shares Outstanding              15,365        15,347
                                               ========      ========

See accompanying notes to financial statements

                                TOWER AIR, INC.

                            STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)


                                                            Three Months Ended March 31,
                                                            ---------------------------
                                                               1999             1998
                                                            ----------       ----------
Cash Flows From Operating Activities:
   Net Loss                                                $   (2,045)      $   (7,325)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Depreciation and amortization                        14,789           14,120
          Provision for doubtful accounts                          67               15
          Deferred income taxes                                (1,673)          (5,994)
          Deferred rent                                           (93)              46
          Changes in operating assets and liabilities:
              Receivables                                      (3,448)            (634)
              Income tax receivable                                --            3,700
              Prepaid expenses and other assets                 1,292           (1,953)
              Accounts payable and accrued liabilities          1,175           (4,338)
              Air traffic liability                             3,383            3,971
                                                           ----------       ----------
   Net cash provided by operating activities                   13,447            1,608


Cash Flows From Investing Activities:
   Purchase of flight equipment                               (11,285)         (11,875)
   Purchase of ground property and equipment                     (310)            (162)
   Proceeds from sale of flight equipment                       4,154               --
   Decrease in certificates of deposit                             --              250
                                                           ----------       ----------
   Net cash used in investing activities                       (7,441)         (11,787)


Cash Flows From Financing Activities:
   Proceeds from borrowings                                    93,881          121,812
   Proceeds stock option                                           --              134
   Principal payments on borrowings                           (98,267)        (113,964)
   Other                                                         (136)            (352)
                                                           ----------       ----------
   Net cash (used in) provided by financing activities         (4,522)           7,630
                                                           ----------       ----------

   Net increase (decrease) in cash and cash equivalents         1,484           (2,549)
   Cash and cash equivalents at beginning of period             1,614            3,922
                                                           ----------       ----------
   Cash and cash equivalents at end of period              $    3,098       $    1,373
                                                           ==========       ==========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                $    3,545       $    3,319

Supplemental Schedule of Noncash Investing and
 Financing Activities:
      Purchase of flight equipment accrued but not paid    $   10,638       $    7,781
      Purchase of flight equipment financed through debt   $   48,988       $    7,936

See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared by Tower Air, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. These interim financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year.


2.  Long-Term Debt

In September 1997, the Company entered into a Loan Agreement which extended the term of a line of credit with Heller Financial, Inc. (Heller) until September 1999. The line of credit, which was increased from $15.0 million to $20.0 million on April 14, 1999, decreasing to $15.0 million on August 31, 1999 and thereafter, is further limited to suppressed availability based on the value of the collateral. As of April 14, 1999, the Company has $19.3 million of availability based on the value of the collateral at such time. The line of credit is secured by accounts receivable, general intangibles, inventory, intellectual property, cash held in the Company's lock-box account, one spare airframe, aircraft spare parts and landing and gate rights. The Loan Agreement provides that the Company shall not, directly or indirectly, create or become liable in respect of any indebtedness, with certain specified exceptions.

Since February 1998, the Company has entered into nine amendments to the Loan Agreement providing, among other things, for (i) changes in the maximum amount of the revolving loan during different periods; (ii) subordination of loans made to the Company by officers and directors; (iii) increases to the spread between the amount of collateral required and the amount of available borrowing under the Loan Agreement; (iv) modification of the financial covenant relating to the Company's Tangible Net Worth (as defined therein) to facilitate compliance by the Company; and (v) increases in the interest rate from Prime (as defined therein) plus 0.75% to Prime plus 1.50% (9.25% at December 31, 1998). Through a combination of the fourth amendment on May 14, 1998 and the sixth amendment on July 13, 1998, the Company and Heller agreed to modify the Tangible Net Worth covenant in the Loan Agreement by reducing the amount of Tangible Net Worth the Company is required to maintain from $47.0 million prior to August 31, 1998 and $55.0 million thereafter to $35.0 million through May

1998, $38.0 million for June 1998, $47.5 million through August 1, 1998 and $55.0 million from August 31, 1998 and thereafter. On June 1, 1998, the fifth amendment permanently limited the maximum amount of borrowings under the facility to $15.0 million beginning on June 29, 1998, a decrease from the $25.0 million maximum amount originally permitted. The sixth amendment to the Loan Agreement waived defaults resulting from the repayment of the 12% Note (as defined herein), the issuance of the Nachtomi Note (as defined herein) and the defaults referred to below. On August 27, 1998, the seventh amendment to the Loan Agreement between the Company and Heller modified again the Tangible Net Worth covenant in the Loan Agreement by reducing the amounts of Tangible Net Worth the Company is required to maintain to $44.5 million in July 1998, $45.0 million from August 1998 through March 1999 and to $50.0 million in April and May 1999. On April 14, 1999, the eighth amendment to this Loan Agreement increased the maximum amount of borrowings under the facility to (i) $20.0 million from April 14, 1999 to May 30, 1999, (ii) $19.0 million from May 31, 1999 to June 29, 1999, (iii) $18.0 million from June 30, 1999 to July 30, 1999,
(iv) $16.0 million from July 31, 1999 to August 30, 1999, and (v) $15.0 million on August 31, 1999 and thereafter. In addition, under the eighth amendment, the Company agreed to maintain at all times an amount of excess collateral available under the facility of $7.0 million, plus an additional $0.5 million for each additional $1.0 million borrowed above $15.0 million. This eighth amendment also waived a covenant default relating to defaults of certain covenants. On April 15, 1999, the ninth amendment to the loan agreement between the Company and Heller further modified the Tangible Net Worth covenant in the loan agreement by reducing the amounts the Company is required to maintain to $45.0 million from March 1999 through June 1999 and $50.0 million thereafter through September 1999. As of March 31, 1999, the Company had $12.1 million of obligations outstanding under the Loan Agreement, with an additional $2.0 million consisting of letters of credit issued to various suppliers and insurance companies.

In January 1998, the Company entered into a $15.0 million loan agreement with a commercial financial institution secured by twelve Pratt & Whitney engines, of which $11.3 million was used to pay the balance remaining on two previous agreements with the same commercial financial institution. On February 8, 1999, the aggregate balance of $6.8 million outstanding on this note was paid from the proceeds of a sale and leaseback transaction with another commercial financial institution. Under this capitalized sales and leaseback arrangement, the Company is required to make fixed monthly payments of approximately $0.3 million consisting of principal and interest at 10.6% through January 2004.

In February and March 1998, the Company borrowed $6.0 million which bears interest at a rate of 12% (the "12% Note") from Funding Enterprises, LLC, a limited liability Company in which the Company's Chairman and former President were members. On July 1, 1998, the Company discharged its obligations under the 12% Note by issuing a new note (the "Nachtomi Note"), due August 7, 1998, to the Company's Chairman in the principal amount of $3.0 million and repaying the balance of the 12% Note in cash. The Nachtomi Note originally provided for interest at an annual rate of 12.0%, increasing to 15% after August 7, 1998.
The Nachtomi Note was amended on August 6, 1998, establishing an annual interest rate of 12% after August 7, 1998, as well as a new maturity date of April 30, 1999. On April 14, 1999, the Nachtomi Note was amended to extend the maturity date to January 1, 2000. In connection with the 12% Note, warrants for the purchase of 1.2 million shares of Common Stock of the Company were issued with an exercise price of $5.00. The warrants expire in February 2008.

From September 1997 through March 1998, the Company entered into a finance agreement involving the conversion and refurbishment of Pratt & Whitney engines. In connection with this transaction, eight engines were financed for $38.4 million with interest at prime plus 2%. In September 1998, the lender agreed to increase the loan to include $4.2 million relating to certain engines previously overhauled. The loan was restructured and now requires a total monthly payment of $1.5 million through March 1999 and $2.0 million through July 1999 and $2.5 million through August 2000 which allows the Company to repair/overhaul additional engines currently at the repair facility with interest at 6% going up to a maximum of 9% per annum. Under this restructuring agreement, the Company was unable to make required payments for January through March 1999 amounting to $4.5 million. The Company has reached an understanding with the financial institution whereby this amount will be paid by September 1999.

In July 1998, the Company did not meet the minimum net worth requirements of an operating lease agreement entered into in connection with a sale and leaseback transaction, but has obtained a waiver of that provision through July 31, 1999. In addition, on April 14, 1999, the Company obtained waivers under certain lease and debt agreements for a covenant default relating to defaults of certain covenants. The Company obtained agreements with other lessors for deferred or revised payment terms for approximately $8.1 million of lease and maintenance reserve payments. As of March 31, 1999, the outstanding amount is approximately $2.3 million. In addition, the Company agreed with certain of its vendors and suppliers to extend payment terms, and has, in some cases, obtained payment extensions with respect to certain of the Company's current obligations.

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

On March 2, 1999, the Company purchased an existing leased aircraft for $24.5 million under a capitalized lease arrangement from the existing lessor. The Company is required to make fixed monthly payments of approximately $0.4 million consisting of principal and interest at 9.7% through September 2006.

On March 24, 1999, the Company purchased four Pratt & Whitney engines from a commercial financial institution for a total purchase price of $10.8 million of which $9.1 million was financed by the same financial institution. The loan, which bears interest at 10.0% per annum, is for a period of eighteen months and requires a fixed monthly payment of $0.5 million consisting of principal and interest starting April 23, 1999.

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

As of March 31, 1999, the Company had $70.4 million of required principal payments on long-term debt due within one year.


3.  Stockholders' Equity

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                Three Months Ended March 31,
                                                                          --------------------------------------
                                                                                1999                    1998
                                                                                ----                    ----
                                                                         (in thousands except for per share data)
Numerator for basic and diluted earnings per share - loss
  available to common stockholders after assumed
  conversions                                                                 (2,045)                 (7,325)
                                                                          ======================================

Denominator for basic and diluted earnings per share-
  adjusted weighted average shares and assumed
  conversions                                                                 15,365                  15,347
                                                                          ======================================

Basic and diluted earnings per share                                         $  (.13)                $  (.48)
                                                                          ======================================

                                TOWER AIR, INC.
                            SELECTED OPERATING DATA
                                  (Unaudited)

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                         --------------------------------------
                                                                               1999                  1998
                                                                         ------------------     ---------------
Scheduled Passenger Service:
  Revenue passengers carried
    (in thousands)                                                                 374                      295
  Revenue passenger miles
    (in thousands) (RPMs) (1)                                                  854,086                  755,301
  Available seat miles
    (in thousands) (ASMs) (2)                                                1,123,964                  994,341
  Passenger load factor (3)                                                      76.06%                   75.96%
  Yield per RPM (4)                                                    $        0.0769          $        0.0698
  Block hours flown (5)                                                          5,577                    4,697
  Operating expense per ASM (6)                                        $        0.0549          $        0.0559
  Revenue per block hour (7)                                           $        11,770          $        11,225
  Variable expense per block                                           $         8,811          $        10,124
   hour (8)

Commercial Charter Service:
  Block hours flown (5)                                                          1,949                    3,741
  Revenue per block hour (7)                                           $         8,625          $         6,889
  Variable expense per block                                           $         5,100          $         4,082
   hour (8)

Military Charter Service:
  Block hours flown (5)                                                          1,009                    1,106
  Revenue per block hour (7)                                           $        11,295          $        11,775
  Variable expense per block                                           $         5,600          $         7,156
   hour (8)

Cargo Service:
  Block hours flown (5)                                                            763                      612
  Revenue per block hour (7)                                           $         5,267          $         5,657
  Variable expense per block                                           $         2,598          $         3,314
   hour (8)

Total:
  Block hours flown (5)                                                          9,298                   10,156
  Revenue per block hour (7)                                           $        10,526          $         9,352
  Variable expense per block                                           $         7,175          $         7,165
   hour (8)
  Average hours of daily                                                           8.3                      9.3
   utilization (9)
  Employees (at period-end)                                                      1,640                    1,987
  Number of aircraft in service
     (at period-end) (10)                                                           17                       17

--------------------------------
(1) "Revenue passenger miles" or "RPMs" represent the number of miles flown by revenue passengers.
(2) "Available seat miles" or "ASMs" represent the number of seats available for passengers multiplied by the number of miles those seats are flown.
(3) "Passenger load factor" represents revenue passenger miles divided by available seat miles.
(4) "Yield per RPM" represents total revenue from scheduled passenger service divided by revenue passenger miles.
(5) "Block hours" represent the period of time between the aircraft's departure from the place where it is parked to its arrival at its destination.
(6) "Operating expense per ASM" represents certain direct variable costs for scheduled passenger service, which include passenger liability insurance, catering, crew costs, fuel, landing and handling fees, maintenance, navigation fees, "power by the hour" rent, plus marketing and reservations, and an allocation of other fixed costs based on block hours, divided by total scheduled passenger service ASMs.
(7) "Revenue per block hour" represents total revenue from scheduled passenger service, commercial charter service, military charter service and cargo service divided by total block hours flown.
(8) "Variable expense per block hour" represents total direct variable costs, which include passenger liability insurance, catering, crew costs, commissions, fuel, landing and handling fees, maintenance, navigation fees and insurance and "power by the hour" rent, divided by block hours.
(9) "Average hours of daily utilization" represents the actual number of block hours per aircraft per operating day.
(10) For the relevant periods, aircraft in service (at the end of each period) excludes a cargo aircraft which has been out of service since February 1996 pursuant to certain Airworthiness Directive requirements ("ADs") and two passenger aircraft which have not been in the active fleet since June 1997 and January 1998, respectively.

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


Results of Operations

For the three-month period ended March 31, 1999 (the "1999 First Quarter"), the Company recorded an operating profit of $0.5 million and a net loss of $2.0 million, or $0.13 per share. This compares with an operating loss of $9.4 million and a net loss of $7.3 million, or $0.48 per share, for the three-month period ended March 31, 1998 (the "1998 First Quarter"). The decrease in net loss of $5.3 million for the 1999 First Quarter as compared to the 1998 First Quarter resulted from increased revenues of $3.9 million, or 4.0% and decreased operating expenses of $6.0 million, or 5.6% while block hours decreased by 8.4%.

Operating Revenues. The Company's operating revenues for the 1999 First Quarter increased by $3.9 million, or 4.1%, to $100.7 million compared with operating revenues of $96.7 million in the 1998 First Quarter.

Scheduled passenger service revenues for the 1999 First Quarter increased $12.9 million, or 24.5%, to $65.6 million from $52.7 million in 1998 First Quarter. Scheduled passenger traffic (as measured in revenue passenger miles) for the 1999 the First Quarter increased by 13.1%, while capacity increased by 13.0%, resulting in a small load factor increase to 76.1% compared to 76.0% in the 1998 First Quarter. Higher operating revenues for the 1999 First Quarter were attributable to a number of factors, including: (i) increased frequencies on existing routes, (ii) inception of new domestic and international markets, (iii) a 10.2% increase in yields per RPM and (iv) increased domestic market demand during the 1999 First Quarter which resulted in an increase of $8.9 million, or 28.3%, in revenue over the 1998 First Quarter.

Commercial charter revenue for the 1999 First Quarter decreased by $9.0 million, or 34.8%, to $16.8 million from $25.8 million for the 1998 First Quarter, primarily due to decreased activities in Hajj charter operations from seven aircraft in 1998 compared to four aircraft in 1999.

Military charter revenue for the 1999 First Quarter decreased by $1.6 million, or 12.5%, to $11.4 million from $13.0 million for the 1998 First Quarter primarily due to a temporary two-week suspension of the military contract during the 1999 First Quarter.

Cargo charter revenue increased by 16.1% from $3.5 million to $4.0 million in the 1999 First Quarter due to a new Aircraft, Crew, Maintenance and Insurance
(ACMI) agreement with an European airline. The increased revenue was partly offset by a ground damage incident which occurred on one of the Company's two B747-200 cargo aircraft on December 1, 1998. This damage was caused during the fueling of the aircraft as a result of fire in the fuel truck which was owned and operated by a third party. The repair to the aircraft is covered by insurance and the Company is also seeking monetary compensation for the loss of revenue as well as other expenses incurred by the Company in connection with the loss of service of this aircraft. This aircraft will be back in service during the 1999 Second Quarter. One of the Company's cargo aircraft has been inoperable since February 1996, when the FAA promulgated certain ADs which restricted the cargo carrying capacity of one of the Company's Boeing 747-100 cargo aircraft, as well as nine other similarly converted Boeing 747-100 cargo aircraft operated by other carriers. At that time, the Company decided to ground the aircraft rather than operate it with restricted payload as required by such ADs. In order to return the cargo capacity of such aircraft to what the Company believes to be economically attractive levels, an FAA-approved modification plan will be required. Such modifications are being designed and tested by the GATX-Airlog Co. The FAA has approved a modification plan and the Company is presently assessing the cost of such modification program. There is no assurance that such aircraft will be returned to service.

Operating Expenses. The Company's operating expenses for the 1999 First Quarter decreased $6.0 million, or 5.6%, to $100.1 million from $106.1 million for the 1998 First Quarter. Operating expenses, excluding fuel, depreciation and amortization, decreased by 10.5% in the 1999 First Quarter while block hours decreased by 8.4%. This decrease in operating expenses resulted from lower rental and maintenance expenses associated with the Company's reduction of leased engines along with the purchase of two Boeing 747-200 aircraft in the second half of 1998 from the existing lessors and the conversion of a third Boeing B747-200 aircraft to a capitalized lease with another existing lessor in the 1999 First Quarter.

Aircraft fuel expenses for the 1999 First Quarter increased $1.4 million, or 8.8%, to $16.9 million from $15.5 million for the 1998 First Quarter. The increase in the 1999 First Quarter resulted from a 20.3% increase in consumption due to a change of business mix whereby the Company, in 1999, is responsible for fuel cost under a certain charter agreement compared with an ACMI agreement in 1998, partially offset by a 9.6% decrease in the cost of fuel.

Flight equipment rentals and insurance expenses for the 1999 First Quarter decreased $1.6 million, or 18.7%, to $6.7 million from $8.3 million for the 1998 First Quarter. The decrease was attributable to lower rental associated with the Company's reduction of leased engines along with the purchase of two previously leased Boeing 747 aircraft in the second half of 1998 and the conversion to a capital lease of a third Boeing 747 in the 1999 First Quarter.

Maintenance costs for the 1999 First Quarter decreased $5.0 million, or 42.5%, to $6.7 million from $11.7 million for the 1998 First Quarter. The decrease was due primarily to lower maintenance reserves associated with the following factors: (i) a one-time refund of $1.5 million previously paid by the Company under the operating lease agreement of a Boeing 747 aircraft as a result of converting to a capital lease, (ii) the purchase of two Boeing 747 aircraft in the second half of 1998 and (iii) a reduction in the number of engines leased by the Company due to availability of its own engines from repair facilities.

Crew costs and other expenses for the 1999 First Quarter decreased $0.4 million, or 5.7%, to $6.2 million from $6.6 million in the 1998 First Quarter. The decrease was primarily due to an 8.4% decrease in total block hours flown, partially offset by increases in pay rates.

Aircraft and traffic servicing expenses for the 1999 First Quarter increased $0.8 million, or 4.1%, to $19.6 million from $18.9 million for the 1998 First Quarter. This increase was primarily due to an 18.7% increase in scheduled service block hours flown. Scheduled service block hours, where the Company is responsible for all operating expenses, represented 60.0% of total block hours flown for the 1999 First Quarter compared to 46.2% for the 1998 First Quarter.

Passenger servicing expenses for the 1999 First Quarter decreased $1.1 million, or 8.7%, to $11.2 million from $12.3 million for the 1998 First Quarter. The decrease was due to an 8.4% decrease in total block hours flown, resulting in a lower cabin crew cost, partially offset by higher cost associated with increased scheduled service block hours as described above.

Promotion, sales and commission expenses for the 1999 First Quarter decreased $1.3 million, or 9.6%, to $12.6 million from $13.9 million for the 1998 First Quarter. The decrease was primarily due to a decrease in the average commission rate to 11.5% in the 1999 First Quarter from 17.4% in the 1998 First Quarter.

General and administrative expenses for the 1999 First Quarter increased $0.5 million, or 11.0%, to $5.4 million from $4.9 million for the 1998 First Quarter. As a percentage of operating revenue, general and administrative expenses for the 1999 First Quarter was 5.3% compared to 5.0% for the 1998 First Quarter.

Depreciation and amortization expenses for the 1999 First Quarter increased $0.7 million, or 4.7%, to $14.8 million from $14.1 million for the 1998 First Quarter. The increase was principally due to the purchase of two Boeing 747 aircraft in the second half of 1998 and capitalized engine overhauls.

Other Expenses and Income. Interest expense for the 1999 First Quarter increased by $0.4 million, or 10.5%, to $4.3 million from $3.9 million for the 1998 First Quarter. The increase reflects a higher average outstanding debt balance in the 1999 First Quarter.

Liquidity and Capital Resources

The Company has historically financed its working capital and capital expenditure requirements with cash flow generated from operations and through lease, debt and equity financing.

The Company's cash, cash equivalents and certificates of deposit at March 31, 1999 and December 31, 1998 were $5.3 million and $3.8 million, respectively. The Company generated cash from operations for the 1999 and 1998 First Quarters of $13.4 million and $1.6 million, respectively.

Net cash used in investing activities was $7.4 million for the 1999 First Quarter compared with $11.8 million for the 1998 First Quarter. The Company's expenditures for flight equipment were $11.3 million for the 1999 First Quarter compared with $11.9 million for the 1998 First Quarter. Expenditures for flight equipment in the 1999 First Quarter included the capitalized engine overhauls and heavy airframe maintenance (See Note 2 to the Financial Statements for additional information regarding the financing of certain flight equipment expenditures).

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

As of March 31, 1999, the Company had negative working capital of $151.2 million compared to negative working capital of $140.4 million as of December 31, 1998. Historically, the Company has operated with a working capital deficit.

In September 1997, the Company entered into a Loan Agreement which extended the term of a line of credit with Heller Financial, Inc. (Heller) until September 1999. The line of credit, which was increased from $15.0 million to $20.0 million on April 14, 1999, decreasing to $15.0 million on August 31, 1999 and thereafter, is further limited to suppressed availability based on the value of the collateral. As of April 14, 1999, the Company has $19.3 million of availability based on the value of the collateral at such time. The line of credit is secured by accounts receivable, general intangibles, inventory, intellectual property, cash held in the Company's lock-box account, one spare airframe, aircraft spare parts and landing and gate rights. The Loan Agreement provides that the Company shall not, directly or indirectly, create or become liable in respect of any indebtedness, with certain specified exceptions.

From time to time during 1998 and the first quarter of 1999, the Company has been in default under certain provisions of the Loan Agreement. The Company has entered into amendments with Heller waiving such defaults and is currently in compliance with such provisions as they have been amended.

Since February 1998, the Company has entered into nine amendments to the Loan Agreement providing, among other things, for (i) changes in the maximum amount of the revolving loan during different periods; (ii) subordination of loans made to the Company by officers and directors; (iii) increases to the spread between the amount of collateral required and the amount of available borrowing under the Loan Agreement; (iv) modification of the financial covenant relating to the Company's Tangible Net Worth (as defined therein) to facilitate compliance by the Company; and (v) increases in the interest rate from Prime (as defined therein) plus 0.75% to Prime plus 1.50% (9.25% at December 31, 1998). Through a combination of the fourth amendment on May 14, 1998 and the sixth amendment on July 13, 1998, the Company and Heller agreed to modify the Tangible Net Worth covenant in the Loan Agreement by reducing the amount of Tangible Net Worth the Company is required to maintain from $47.0 million prior to August 31, 1998 and $55.0 million thereafter to $35.0 million through May 1998, $38.0 million for June 1998, $47.5 million through August 1, 1998 and $55.0 million from August 31, 1998 and thereafter. On June 1, 1998, the fifth amendment permanently limited the maximum amount of borrowings under the facility to $15.0 million beginning on June 29, 1998, a decrease from the $25.0 million maximum amount originally permitted. The sixth amendment to the Loan Agreement waived defaults resulting from the repayment of the 12% Note (as defined herein), the issuance of the Nachtoml Note (as defined herein) and the defaults referred to below. On August 27, 1998, the seventh amendment to the Loan Agreement between the Company and Heller modified again the Tangible Net Worth covenant in the Loan Agreement by reducing the amounts of Tangible Net Worth the Company is required to maintain to $44.5 million in July 1998, $45.0 million from August 1998 through March 1999 and to $50.0 million in April and May 1999. On April 14, 1999, the eighth amendment to this Loan Agreement increased the maximum amount of borrowings under the facility to (i) $20.0 million from April 14, 1999 to May 30, 1999, (ii) $19.0 million from May 31, 1999 to June 29, 1999, (iii) $18.0 million from June 30, 1999 to July 30, 1999, (iv) $16.0 million from July 31, 1999, to August 30, 1999, and (v) $15.0 million on August 31, 1999 and thereafter. In addition, under the eighth amendment, the Company agreed to maintain at all times an amount of excess collateral available under the facility of $7.0 million, plus an additional $0.5 million for each additional $1.0 million borrowed above $15.0 million. This eighth amendment also waived a covenant default relating to late payments of excise taxes, which as of April 15, 1999, the Company has paid in full. On April 15, 1999, the ninth amendment to the loan agreement between the Company and Heller further modified the Tangible Net Worth covenant in the loan agreement by reducing the amounts the Company is required to maintain to $45.0 million from March 1999 through June 1999 and $50.0 million thereafter through September 1999.

In January 1998, the Company entered into a $15.0 million loan agreement with a commercial financial institution secured by twelve Pratt & Whitney engines, of which $11.3 million was used to pay the balance remaining on two previous agreements with the same commercial financial institution. On February 8, 1999, the aggregate balance of $6.8 million outstanding on this note was paid from the proceeds of a sale and leaseback transaction with another commercial financial institution. Under this capitalized sales and leaseback arrangement, the Company is required to make fixed monthly payments of approximately $0.3 million consisting of principal and interest at 10.6% through January 2004.

In February and March 1998, the Company borrowed $6.0 million which bears interest at a rate of 12% (the "12% Note") from Funding Enterprises, LLC, a limited liability Company in which the Company's Chairman and former President were members. On July 1, 1998, the Company discharged its obligations under the 12% Note by issuing a new note (the "Nachtomi Note"), due August 7, 1998, to the Company's Chairman in the principal amount of $3.0 million and repaying the balance of the 12% Note in cash. The Nachtomi Note originally provided for interest at an annual rate of 12.0%, increasing to 15% after August 7, 1998. The Nachtomi Note was amended on August 6, 1998, establishing an annual interest rate of 12% after August 7, 1998, as well as a new maturity date of April 30, 1999. On April 14, 1999, the Nachtomi Note was amended to extend the maturity date to January 1, 2000. In connection with the 12% Note, warrants for the purchase of 1.2 million shares of Common Stock of the Company were issued with an exercise price of $5.00. The warrants expire in February 2008.

From September 1997 through March 1998, the Company entered into a finance agreement involving the conversion and refurbishment of Pratt & Whitney engines. In connection with this transaction, eight engines were financed for $38.4 million with interest at prime plus 2%. In September 1998, the lender agreed to increase the loan to include $4.2 million relating to certain engines previously overhauled. The loan was restructured and now requires a total monthly payment of $1.5 million through March 1999 and $2.0 million through July 1999 and $2.5 million through August 2000 which allows the Company to repair/overhaul additional engines currently at the repair facility with interest at 6% going up to a maximum of 9% per annum. Under this restructuring agreement, the Company was unable to make required payments for January through March 1999 amounting to $4.5 million. The Company has reached an understanding with the financial institution whereby this amount will be paid by September 1999.

In July 1998, the Company did not meet the minimum net worth requirements of an operating lease agreement entered into in connection with a sale and leaseback transaction, but has obtained a waiver of that provision through July 31, 1999. In addition, on April 14, 1999, the Company obtained waivers under certain lease and debt agreements for a covenant default relating to the late payment of excise taxes, which as of April 15, 1999, the Company has paid in full. During 1998, the Company obtained agreements with other lessors for deferred or revised payment terms for approximately $8.1 million of lease and maintenance reserve payments. As of March 31, 1999, the outstanding amount is approximately $2.3 million. In addition, the Company agreed with certain of its vendors and suppliers to extend payment terms, and has, in some cases, obtained payment extensions with respect to certain of the Company's current obligations.

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

On March 2, 1999, the Company purchased an existing leased aircraft for $24.5 million under a capitalized lease arrangement from the existing lessor. The Company is required to make fixed monthly payments of approximately $0.4 million consisting of principal and interest at 9.7% through September 2006.

On March 24, 1999, the Company purchased four Pratt & Whitney engines from a commercial financial institution for a total purchase price of $10.8 million of which $9.1 million was financed by the same financial institution. The loan, which bears interest at 10.0% per annum, is for a period of eighteen months and requires a fixed monthly payment of $0.5 million consisting of principal and interest starting April 23, 1999.

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

The Company strengthened its MIS Department with the hiring of additional computer experts who are familiar with information system issues confronting both the Company in particular and the airline industry in general. The Company's comprehensive Year 2000 initiative is managed by this new internal MIS team. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operation and that transactions with customers, suppliers and financial institutions are fully supported. The Company has determined that due to its most recent and near term software upgrades, its internal systems will function properly with respect to dates in the Year 2000 and beyond. The Company has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies or governmental agencies on which the Company's systems and operations rely will be converted on a timely basis and, if not so converted, will not have a material adverse effect on the Company's business.

The Company's new MIS team is assessing the need to develop remediation contingency plans and business resumption contingency plans specific to the Year 2000. Remediation contingency plans address the actions to be taken if the current approach to remediating a system is falling behind schedule or otherwise appears in jeopardy of failing to deliver a Year 2000 ready system when needed. Business resumption contingency plans address the actions that would be taken if critical business functions can not be carried out in the normal manner upon entering the next century due to system or supplier failure.

The Company, as an International Air Transport Association (IATA) member airline, is a participant in the "IATA Year 2000 Project". The IATA Year 2000 Project is an initiative to increase the awareness of third party suppliers and to assess/promote their Year 2000 preparedness. Working closely with The Airports Council International, the International Civil Aviation Organization,
(ICAO) and other industry organizations, IATA has developed and piloted a standard methodology to assess Year 2000 readiness. The project provides training on how to use the methodology, and tracks the status of remedial programs so that problems can be identified early. IATA estimates that the cost of the Project will be approximately $20 million, of which the Company's pro rata share is approximately $67,000. The Company does not expect the total cost of its Year 2000 initiatives to have a material adverse effect on the Company's business.


Item 3.     Quantitative and Qualitative Disclosures about Market Risk.

     None.

Part II.  Other Information

Item 1.  Legal Proceedings.

The only changes in legal proceedings as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 are the following:

The U.S. Federal Court action Leticia Parra, individually and on behalf of all
                              ------------------------------------------------
persons similarly situated v. Tower Air, Inc.  was dismissed and the matter was
----------------------------------------------
re-filed with similar claims by Plaintiffs in a New York State Court on July 10, 1998. The Company's Motion for Summary Judgment and Motion to Deny Class Certification were argued on April 28, 1999, and await decision.

The Company has appealed the granting of class certification in Steven Liechtung
                                                                ----------------
on behalf of himself and all other similarly situated v. Tower Air, Inc.
------------------------------------------------------------------------


Item 2.  Changes in Securities and Use of Proceeds.

  None.


Item 3.  Defaults Upon Senior Securities.

  None.


Item 4.  Submission of Matters to a Vote of Security Holders.

  None.


Item 5.  Other Information.

  None.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  10(44)    C.I.T.  - Capitalized Leasing Agreement, dated March 2, 1999
     10(45)    UniCapital Aircraft Engine Group, Inc. Engine Sale Agreement and
               Purchase Agreement, dated February 8, 1999
     10(46)    Heller Financial-Eighth Amendment to Amended & Restated Loan &
               Security Agreement, dated April 14, 1999
     10(47)    Heller Financial-Ninth Amendment to Amended & Restated Loan &
               Security Agreement, dated April 15, 1999

(b)Exhibit 27  Financial Data Schedule

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Tower Air, Inc.
                                (Registrant)


Date:  May 17, 1999             /s/ Morris K. Nachtomi
                                --------------------------------------
                                Morris K. Nachtomi
                                Chief Executive Officer
                                and Chairman of the Board of Directors
                                (Principal Executive Officer)



Date:  May 17, 1999             /s/ Badar Mir
                                --------------------------------------
                                Badar Mir
                                Vice President-Financial Accounting
                                (Principal Financial Officer)