Form 10-Q
period 1999-06-30
TOWER AIR INC
filed 1999-08-16
CIK 778718

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________
FORM 10-Q
__________

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________.

Commission file number 0-22526

TOWER AIR, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2621046 (I.R.S. Employer Identification No.)

Hangar No. 17 J.F.K. International Airport Jamaica, N.Y. (Address of principal executive offices)	11430 (Zip Code)

(718) 553-4300
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     Yes _X_    No ___

     As of July 30, 1999 there were 15,438,758 shares of Common Stock, par value $.01 per share, outstanding.

Page 1 of 25 pages

TOWER AIR, INC. REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999

INDEX

Page
Part I. Financial Information
Item 1. Financial Statements
Balance Sheets as of June 30, 1999 and December 31, 1998	3
Statements of Operations for the three months and six months
ended June 30, 1999 and 1998	4
Statements of Cash Flows for the six months
ended June 30, 1999 and 1998	5
Notes to Financial Statements	6
Selected Operating Data	11
Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Part II. Other Information	23
Signatures	25
2

Part I  Financial Information Item 1.  Financial Statements

TOWER AIR, INC. BALANCE SHEETS (In thousands, except share data)
	June 30, 1999 (Unaudited)	December 31, 1998 (Note)
ASSETS
Current Assets:
Cash and cash equivalents	$ 2,206	$ 1,614
Certificates of deposit, at cost,
which approximates market	2,157	2,157
Receivables, net of allowance for doubtful accounts	37,986	38,626
Prepaid expenses and other current assets	5,300	3,414

Total current assets	47,649	45,811
Property and Equipment, at cost:
Flight equipment	543,143	500,520
Ground property and equipment	34,670	34,067

	577,813	534,587
Less accumulated depreciation and amortization	256,999	235,658

	320,814	298,929
Other Assets	7,900	6,022
Available for sale securities	5,754	—

	$ 382,117	$ 350,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$ 16,356	$ 12,818
Accounts payable	64,370	58,558
Accrued liabilities	26,412	44,329
Air traffic liability	24,976	13,793
Current maturities of long-term debt	71,348	56,701

Total current liabilities	203,462	186,199
Long-Term Debt:	106,974	91,932
Deferred Income Taxes	19,271	19,558
Deferred Liabilities	1,430	1,616
Stockholders’ Equity:
Preferred stock, $.01 par value;
5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value;
35,000,000 shares authorized;
15,648,758 issued	156	156
Additional paid-in capital	44,589	44,428
Retained earnings	3,776	8,384
Accumulated other comprehensive income	3,970	—
Less treasury stock, at cost (210,000 shares)	(1,511)	(1,511)

Total stockholders’ equity	50,980	51,457

	$ 382,117	$ 350,762

See accompanying notes to financial statements. Note: The Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date. 3

TOWER AIR, INC. STATEMENTS OF OPERATIONS (Unaudited, in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	1999	1998	1999	1998
Operating Revenues:
Scheduled Passenger Service	$ 73,526	$ 74,005	$ 139,170	$ 126,730
Commercial Charter Service	21,303	18,774	38,113	44,545
Military Charter Service	15,100	17,620	26,497	30,643
Cargo Service	3,555	6,327	7,574	9,789
Other	2,890	2,830	5,683	4,589

Total operating revenues	116,374	119,556	217,037	216,296

Operating Expenses:
Fuel	20,557	17,031	37,427	32,537
Flight equipment rentals and insurance	6,411	9,136	13,141	17,418
Maintenance	9,854	13,791	16,579	25,490
Crew costs and other	7,272	8,774	13,463	15,342
Aircraft and traffic servicing	20,849	19,832	40,490	38,698
Passenger servicing	12,557	13,352	23,768	25,637
Promotion, sales and commissions	13,901	16,188	26,479	30,105
General and administrative	6,006	4,621	11,390	9,473
Depreciation and amortization	17,391	12,906	32,180	27,026

Total operating expenses	114,798	115,631	214,917	221,726

Operating Income (Loss)	1,576	3,925	2,120	(5,430)
Other (Income) Expenses:
Other (income) expense	103	(862)	59	(795)
Interest expense	4,434	3,877	8,740	7,774

Total other expenses	4,537	3,015	8,799	6,979

Income (Loss) Before Income Taxes	(2,961)	910	(6,679)	(12,409)
Income Tax Provision (Benefit)	(398)	409	(2,071)	(5,585)

Net Income (Loss)	$ (2,563)	$ 501	$ (4,608)	$ (6,824)

Net Income (Loss) Per Share	$ (0.17)	$ 0.03	$ (0.30)	$ (0.44)

Weighted Average Shares Outstanding	15,405	15,343	15,385	15,343

See accompanying notes to financial statements. 4

TOWER AIR, INC. STATEMENTS OF CASH FLOWS (Unaudited, in thousands)
	Six Months Ended June 30,
	1999	1998
Cash Flows From Operating Activities:
Net Loss	$ (4,608)	$ (6,824)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	32,180	27,026
Provision for doubtful accounts	224	189
Deferred income taxes	(2,071)	(5,585)
Deferred rent	(186)	346
Gain on disposal of property and equipment	—	(846)
Changes in operating assets and liabilities:
Receivables	415	(5,973)
Income tax receivable	—	3,.700
Prepaid expenses and other assets	(3,818)	(5,794)
Accounts payable and accrued liabilities	(235)	8,683
Air traffic liability	11,184	9,025

Net cash provided by operating activities	33,085	23,947
Cash Flows From Investing Activities:
Purchase of flight equipment	(24,346)	(17,855)
Purchase of ground property and equipment	(603)	(390)
Proceeds from sale of flight equipment	4,154	—
Proceeds from sale of ground property and equipment	—	2,400
Decrease in certificates of deposit	—	250

Net cash used in investing activities	(20,795)	(15,595)
Cash Flows From Financing Activities:
Proceeds from borrowings	207,210	213,716
Proceeds from stock option	58	189
Principal payments on borrowings	(218,443)	(222,453)
Other	(523)	(716)

Net cash used in financing activities	(11,698)	(9,264)
Net increase (decrease) in cash and cash equivalents	592	(912)
Cash and cash equivalents at beginning of period	1,614	3,922

Cash and cash equivalents at end of period	$ 2,206	$ 3,010

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$ 8,220	$ 7,196
Cash paid during the period for income taxes, net	$ —	$ —
Supplemental Schedule of Noncash Investing and
Financing Activities:
Purchase of flight equipment accrued but not paid	$ 2,988	$ 2,088
Purchase of flight equipment financed through debt	$ 51,862	$ 11,760
See accompanying notes to financial statements. 5

NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared by Tower Air, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. These interim financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

2.  Long-Term Debt

In September 1997, the Company entered into a Loan Agreement which extended the term of a line of credit with Heller Financial, Inc. (Heller) until September 1999. The line of credit, which was increased from $15.0 million to $20.0 million on April 14, 1999, decreasing to $15.0 million on September 30, 1999, is further limited to suppressed availability based on the value of the collateral. As of June 30, 1999, the Company has $23.5 million of availability based on the value of the collateral at such time. The line of credit is secured by accounts receivable, general intangibles, inventory, intellectual property, cash held in the Company’s lock-box account, one spare airframe, aircraft spare parts and landing and gate rights. The Loan Agreement provides that the Company shall not, directly or indirectly, create or become liable in respect of any indebtedness, with certain specified exceptions.

Since February 1998, the Company has entered into thirteen amendments to the Loan Agreement providing, among other things, for (i) changes in the maximum amount of the revolving loan during different periods; (ii) subordination of loans made to the Company by officers and directors; (iii) increases to the spread between the amount of collateral required and the amount of available borrowing under the Loan Agreement; (iv) modification of the financial covenant relating to the Company’s Tangible Net Worth (as defined therein) to facilitate compliance by the Company; and (v) increases in the interest rate from Prime (as defined therein) plus 0.75% to Prime plus 1.50% (9.25% at June 30, 1999). Through a combination of the fourth amendment on May 14, 1998 and the sixth amendment on July 13, 1998, the Company and Heller agreed to modify the Tangible Net Worth covenant in the Loan Agreement by reducing the amount of Tangible Net Worth the Company is required to maintain from $47.0 million prior to August 31, 1998 and $55.0 million thereafter to $35.0 million through May 1998, $38.0 million for June 1998, $47.5 million through August 1, 1998 and $55.0 million from August 31, 1998 and thereafter. On June 1, 1998, the fifth amendment limited the maximum amount of borrowings under the facility to $15.0 million beginning on June 29, 1998, a decrease from the $25.0 million maximum amount originally permitted. The sixth amendment to the Loan Agreement waived defaults resulting from the repayment of the 12% Note (as defined herein), the issuance of the Nachtomi Note (as defined herein) and the defaults referred to below. On August 27, 1998, the seventh amendment to the Loan Agreement between the Company and Heller modified again the Tangible Net Worth covenant in the Loan Agreement by reducing the amounts of Tangible Net Worth the Company is required to maintain to $44.5 million in July 1998, $45.0 million from August 1998 through March 1999 and to $50.0 million in April and May 1999. On April 14, 1999, the eighth amendment to this Loan Agreement increased the maximum amount of borrowings under the facility to (i) $20.0 million from April 14, 1999 to May 30, 1999, (ii) $19.0 million from May 31, 1999 to June 29, 1999, (iii) $18.0 million from June 30, 1999 to July 30, 1999, (iv) $16.0 million from July 31, 1999 to August 30, 1999, and (v) $15.0 million on August 31, 1999 and thereafter. In addition, under the eighth amendment, the Company agreed to maintain at all times an amount of excess collateral available under the facility of $7.0 million, plus an additional $0.5 million for each additional $1.0 million borrowed above $15.0 million. This eighth amendment also waived a covenant default relating to the late payments of excise taxes which, as of April 15, 1999, the Company had paid in full. On April 15, 1999, the ninth amendment to the loan agreement between the Company and Heller further modified the Tangible Net Worth covenant in the loan agreement by reducing the amounts the Company is required to maintain to $45.0 million from March 1999 through June 1999 and $50.0 million thereafter through September 1999. On May 28, 1999, the tenth amendment to the loan agreement between the Company and Heller modified the maximum amount of borrowing under the facility during the period April 14, 1999 to June 21, 1999 from $19.0 million to remain at $20.0 million and all other periods remain unchanged. On June 30, 1999, the eleventh amendment to the loan agreement between the Company and Heller further modified the maximum amount of borrowing under the facility during the period June 29, 1999 to July 30, 1999 from $18.0 million to remain at $19.0 million and all other periods remain unchanged. On July 30, 1999, the twelfth amendment to the loan agreement between the Company and Heller once again modified the maximum amount of borrowing under the facility during the period July 30, 1999 to August 9, 1999 from $16.0 million to remain at $19.0 million and all other periods remain unchanged. On August 6, 1999, the thirteenth amendment to the loan agreement between the Company and Heller further modified the maximum amount of borrowings under the facility (i) during the period August 6, 1999 to September 2, 1999 to remain at $19.0 million, (ii) from September 3, 1999 to September 9, 1999 to remain at $18.25 million, (iii) from September 10, 1999 to September 16, 1999 to remain at $17.5 million, (iv) from September 17, 1999 to September 23, 1999 to remain at $16.75 million, (v) from September 24, 1999 to September 29, 1999 to remain at $16.0 million and (vi) to reduce to $15.0 million on September 30, 1999. The Company is currently negotiating with Heller to extend this line of credit beyond September 30, 1999. There can be no assurance, however, that the Company will be able to extend the line of credit with Heller or obtain a new line of credit. In the event that the Company is unable to extend the line of credit with Heller or obtain a new line of credit, the Company will not be able to meet its debt service and other obligations, future capital commitments and liquidity requirements, which would have a material adverse effect on the condition (financial or other), business, properties or results of operations of the Company. As of June 30, 1999, the Company had $16.4 million of obligations outstanding under the Loan Agreement, with an additional $2.2 million consisting of letters of credit issued to various suppliers and insurance companies.

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

In February and March 1998, the Company borrowed $6.0 million which bears interest at a rate of 12% (the “12% Note”) from Funding Enterprises, LLC, a limited liability Company in which the Company’s Chairman and former President were members. On July 1, 1998, the Company discharged its obligations under the 12% Note by issuing a new note (the “Nachtomi Note”), due August 7, 1998, to the Company’s Chairman in the principal amount of $3.0 million and repaying the balance of the 12% Note in cash. The Nachtomi Note originally provided for interest at an annual rate of 12.0%, increasing to 15% after August 7, 1998. The Nachtomi Note was amended on August 6, 1998, establishing an annual interest rate of 12% after August 7, 1998, as well as a new maturity date of April 30, 1999. On April 14, 1999, the Nachtomi Note was amended to extend the maturity date to January 1, 2000. In connection with the 12% Note, warrants for the purchase of 1.2 million shares of Common Stock of the Company were issued with an exercise price of $5.00. The warrants expire in February 2008.

From September 1997 through March 1998, the Company entered into a finance agreement involving the conversion and refurbishment of Pratt & Whitney engines. In connection with this transaction, nine engines were financed for $40.3 million with interest at prime plus 2%. In September 1998, the lender agreed to increase the loan to include $4.2 million relating to certain engines previously overhauled. The loan was restructured and now requires a total monthly payment of $1.5 million through March 1999 and $2.0 million through July 1999 and $2.5 million through August 2000 which allows the Company to repair/overhaul additional engines currently at the repair facility with interest at 6% going up to a maximum of 9% per annum. Under this restructuring agreement, the Company was unable to make required payments for January through March 1999 amounting to $4.5 million and $3.0 million from April through June 1999. During the Second Quarter, the Company reached a further understanding with the financial institution whereby the Company would resume making monthly payments of $2.5 million starting July 1999.

In July 1998, the Company did not meet the minimum net worth requirements of an operating lease agreement entered into in connection with a sale and leaseback transaction, but has obtained a waiver of that provision through July 31, 1999. In addition, on April 14, 1999, the Company obtained waivers under certain lease and debt agreements relating to defaults of certain covenants. The Company obtained agreements with other lessors for deferred or revised payment terms for approximately $8.1 million of lease and maintenance reserve payments of which approximately $1.4 million is outstanding at June 30, 1999. In addition, during the 1999 Second Quarter, the Company reached an understanding with lessors for deferred or revised payment terms for approximately $4.7 million of lease and maintenance reserves payments. As of June 30, 1999, approximately $3.1 million of this amount remained outstanding. The Company also agreed with certain of its vendors and suppliers to extend payment terms, and has, in some cases, obtained payment extensions with respect to certain of the Company’s current obligations.

On July 15, 1998, the Company purchased an existing leased aircraft from a lessor for a purchase price of $13.5 million of which a credit of $6.0 million was given by the lessor to the Company for the payment of maintenance reserves paid during the lease period and a balance of $7.5 million was financed by the same lessor. In addition, the lessor waived all previously outstanding rent and maintenance reserves through June 30, 1998 amounting to $1.4 million. This loan requires a monthly payment of approximately $50,000 of interest starting October 1998 through May 1999 and then a total monthly payment of approximately $0.4 million including principal and interest through March 2001.

On August 13, 1998, the Company restructured three existing loans with a financial institution under which the Company was required to pay a total monthly principal payment of $1.5 million. Under the terms of these restructured Aircraft Loan and Security Agreements, the Company is required to pay an aggregate monthly principal payment of $0.5 million plus interest through June 1999, which paid off one of the three loans in April 1999, and the remaining two loans will require a monthly principal and interest payment, commencing July 1999, of $1.2 million and $0.5 million through December 2002 and February 2003, respectively.

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

On March 2, 1999, the Company purchased an existing leased aircraft for $24.5 million under a capitalized lease arrangement from the existing lessor. The Company is required to make fixed monthly payments of approximately $0.4 million consisting of principal and interest at 10.5% through September 2006.

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

The Company had entered into a letter of intent with International Lease Finance Corp. to lease two new Boeing 777 aircraft for an initial term of ten years. The Company has decided not to proceed with the proposed lease. The Company is currently pursuing options to acquire other types of newer aircraft.

As of June 30, 1999, the Company had $71.3 million of required principal payments on long-term debt due within one year.

3.  Stockholders’ Equity

In an effort to conserve cash, the Company suspended cash dividends on its Common Stock after the third quarter of 1996.

As of June 30, 1999, the Company has ownership of 81,185 shares of “The SITA Foundation” which holds a legal interest in the Class “A” shares of Equant N.V. (formerly SITA Telecommunications Holding N.V.) and recorded the ownership of these shares as an investment of $5.8 million with $4.0 million increasing stockholders equity and $1.8 million crediting Deferred Income Taxes.

4.  Income Taxes

Income taxes are calculated at the estimated annual effective tax rate of 31%, which differs from the federal statutory rate of 35.0%, primarily due to the effect of state income taxes and certain nondeductible items.

5.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended June 30,		Six Months Ended June 30,
	1999	1998	1999	1998
Numerator for basic earnings per share -
Income (loss) available to common
Stockholders	(2,563)	501	(4,608)	(6,824)
Numerator for diluted earnings per
Share-income (loss) available to
Common stockholders after assumed
Conversions	(2,563)	501	(4,608)	(6,824)
Denominator:
Denominator for basic earnings per
share-weighted average shares	15,405	15,343	15,385	15,343
Effect of dilutive securities:
Employee stock options	--	175	--	--

Dilutive potential common shares	--	175	--	--
Denominator for diluted earnings per
Share-adjusted weighted-average
Shares and assumed conversions	15,405	15,518	15,385	15,343

Basic earnings per share	$ (0.17)	$ 0.03	$ (0.30)	$ (0.44)

Diluted earnings per share	$ (0.17)	$ 0.03	$ (0.30)	$ (0.44)

11

TOWER AIR, INC. SELECTED OPERATING DATA (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	1999	1998	1999	1998
Scheduled Passenger Service:
Revenue passengers carried
(in thousands)	399	334	774	629
Revenue passenger miles
(in thousands) (RPMs) (1)	944,846	913,834	1,798,932	1,669,135
Available seat miles
(in thousands) (ASMs) (2)	1,270,235	1,251,409	2,394,199	2,245,750
Passenger load factor (3)	74.39%	73.02%	75.14%	74.32%
Yield per RPM (4)	$ 0.0778	$ 0.0810	$ 0.0774	$ 0.0759
Block hours flown (5)	6,184	5,982	11,761	10,679
Operating expense per ASM (6)	$ 0.0531	$ 0.0536	$ 0.0540	$ 0.0546
Revenue per block hour (7)	$ 11,890	$ 12,376	$ 11,833	$ 11,867
Variable expense per block hour (8)	$ 8,954	$ 10,092	$ 8,926	$ 10,016
Commercial Charter Service:
Block hours flown (5)	2,495	2,814	4,444	6,555
Revenue per block hour (7)	$ 8,537	$ 6,672	$ 8,576	$ 6,796
Variable expense per block hour (8)	$ 4,918	$ 3,743	$ 4,998	$ 3,937
Military Charter Service:
Block hours flown (5)	1,266	1,501	2,275	2,607
Revenue per block hour (7)	$ 11,928	$ 11,739	$ 11,648	$ 11,754
Variable expense per block hour (8)	$ 7,008	$ 6,854	$ 6,384	$ 6,982
Cargo Service:
Block hours flown (5)	686	1,315	1,449	1,927
Revenue per block hour (7)	$ 5,181	$ 4,811	$ 5,226	$ 5,080
Variable expense per block hour (8)	$ 2,406	$ 2,000	$ 2,507	$ 2,417
Total:
Block hours flown (5)	10,631	11,612	19,930	21,768
Revenue per block hour (7)	$ 10,675	$ 10,052	$ 10,605	$ 9,726
Variable expense per block hour (8)	$ 7,397	$ 7,218	$ 7,293	$ 7,193
Average hours of daily utilization (9)	8.5	8.8	8.4	9.0
Employees (at period-end)	1,982	1,989	1,982	1,989
Number of aircraft in service
(at period-end)	17	16	17	16

(1)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.

(2)	“Available seat miles” or “ASMs” represent the number of seats available for passengers multiplied by the number of miles those seats are flown.

(3)	“Passenger load factor” represents revenue passenger miles divided by available seat miles.

(4)	“Yield per RPM” represents total revenue from scheduled passenger service divided by revenue passenger miles.

(5)	“Block hours” represent the period of time between the aircraft’s departure from the place where it is parked to its arrival at its destination.

(6)

“Operating expense per ASM” represents certain direct variable costs for scheduled passenger service, which include passenger liability insurance, catering, crew costs, fuel, landing and handling fees, maintenance, navigation fees, “power by the hour” rent, plus marketing and reservations, and an allocation of other fixed costs based on block hours, divided by total scheduled passenger service ASMs.

(7)	“Revenue per block hour” represents total revenue from scheduled passenger service, commercial charter service, military charter service and cargo service divided by total block hours flown.

(8)

“Variable expense per block hour” represents total direct variable costs, which include passenger liability insurance, catering, crew costs, commissions, fuel, landing and handling fees, maintenance, navigation fees and insurance and “power by the hour” rent, divided by block hours.

(9)	“Average hours of daily utilization” represents the actual number of block hours per aircraft per operating day.

(10)

For the relevant periods, aircraft in service (at the end of each period) excludes a cargo aircraft which has been out of service since February 1996 pursuant to certain Airworthiness Directive requirements (“ADs”) and two passenger aircraft which have not been in the active fleet since June 1997 and January 1998, respectively.

12

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements:

Certain statements contained herein constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements incorporate assumptions that entail uncertainties and unknown risks. A variety of factors may cause the actual results and performance of the Company or industry to differ materially from any future results or performance expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic conditions affecting the industry and the Company; competition within the industry; changes in consumer preferences; regulatory changes; and political, social and economic conditions in key markets.

Results of Operations

Three Months ended June 30, 1999 Compared with Three Months Ended June 30, 1998

For the three months ended June 30, 1999 (the “1999 Second Quarter”), the Company reported an operating profit of $1.6 million compared to an operating profit of $3.9 million for the three months ended June 30, 1998 (the “1998 Second Quarter”). The net loss in the 1999 Second Quarter was $2.6 million compared to net income of $0.5 million in the 1998 Second Quarter. Scheduled passenger service unit operating expenses (per scheduled ASM) decreased by 0.9% in the 1999 Second Quarter compared with the 1998 Second Quarter. Overall operating margins decreased from 3.3% in the 1998 Second Quarter to 1.4% in the 1999 Second Quarter.

Operating Revenues. The Company’s total operating revenues decreased by $3.2 million, or 2.7% to $116.4 million in the 1999 Second Quarter from $119.6 million in the 1998 Second Quarter.

Scheduled passenger service revenues decreased $0.5 million, or 0.7%, to $73.5 million in the 1999 Second Quarter from $74.0 million in the 1998 Second Quarter. This decrease was primarily attributable to decreased frequencies on the Athens route, which was impacted by the Kosovo Crisis. Scheduled passenger traffic (as measured in RPMs) for the 1999 Second Quarter increased by 3.4% and scheduled capacity (as measured in ASMs) for the 1999 Second Quarter increased 1.5%, resulting in a load factor of 74.4% in the 1999 Second Quarter compared to 73.0% in the 1998 Second Quarter. For the 1999 Second Quarter, passenger yield was $0.0778 per RPM compared with $0.0810 per RPM for the 1998 Second Quarter, a 4.0% decrease primarily in the international market, partially offset by increased domestic market demand, which resulted in an increase of $4.9 million, or 14.1%.

Commercial charter revenues increased $2.5 million, or 13.5% to $21.3 million in the 1999 Second Quarter from $18.8 million in the 1998 Second Quarter. This increase was primarily due to a new contract to transport refugees from Europe along with a new sub-service contract with an African Airline. The increase was partially offset by decreased activities in Hajj charter operations from seven aircraft in 1998 to four in 1999.

Military charter revenues decreased by $2.5 million, or 14.3%, to $15.1 million in the 1999 Second Quarter from $17.6 million in the 1998 Second Quarter primarily as a result of decreased activity related to the deployment of troops. The military charter business depends in large part upon the deployment and repatriation of troops and revenues from this market are subject to significant fluctuation.

Cargo service revenue decreased to $3.6 million in the 1999 Second Quarter from $6.3 million in the 1998 Second Quarter. The decrease was primarily due to a ground damage incident which occurred on one of the Company’s two B747-200 cargo aircraft on December 1, 1998. This damage was caused during the fueling of the aircraft as a result of fire in the fuel truck which was owned and operated by a third party. The repair to the aircraft is covered by insurance and the Company is also seeking monetary compensation for the loss of revenue as well as other expenses incurred by the Company in connection with the loss of service of this aircraft. This aircraft will be back in service during the 1999 Third Quarter. One of the Company’s cargo aircraft has been inoperable since February 1996, when the FAA promulgated certain ADs which restricted the cargo carrying capacity of one of the Company’s Boeing 747-100 cargo aircraft, as well as nine other similarly converted Boeing 747-100 cargo aircraft operated by other carriers. At that time, the Company decided to ground the aircraft rather than operate it with restricted payload as required by such ADs. In order to return the cargo capacity of such aircraft to what the Company believes to be economically attractive levels, an FAA-approved modification plan will be required. Such modifications are being designed and tested by the GATX-Airlog Co. The FAA has approved a modification plan and the Company is presently assessing the cost of such modification program. There is no assurance that such aircraft will be returned to service. The decreased revenue was partially offset by a new ACMI Contract with a European airline.

Operating Expenses. The Company’s operating expenses decreased $0.8 million, or 0.7%, to $114.8 million in the 1999 Second Quarter from $115.6 million in the 1998 Second Quarter. Operating expenses, excluding aircraft fuel, depreciation and amortization, decreased 10.3% in the 1999 Second Quarter. This decrease in operating expenses reflected a number of factors, including: 1) lower rental and maintenance expenses associated with the Company’s reduction of leased engines, the purchase of two Boeing 747-200 aircraft and the conversion of one Boeing 747-200 aircraft to a capitalized lease agreement with existing lessors and 2) an 8.4% decrease in total block hours flown.

Aircraft fuel expenses increased $3.5 million, or 20.7%, to $20.6 million in the 1999 Second Quarter from $17.0 million in the 1998 Second Quarter. This increase resulted from a 21.8% increase in consumption due to a change of business mix whereby the Company, in 1999, is responsible for fuel cost under certain charter agreements compared with ACMI agreements in 1998, partially offset by a 1.4% decrease in the cost of fuel.

Flight equipment rentals and insurance expenses decreased $2.7 million, or 29.8%, to $6.4 million in the 1999 Second Quarter from $9.1 million in the 1998 Second Quarter. This decrease was attributable to lower rental associated with the Company’s reduction of leased engines along with the purchase of two previously leased Boeing 747 aircraft in the second half of 1998 and the conversion to a capital lease of a third Boeing 747 in the 1999 First Quarter.

Maintenance costs decreased $3.9 million, or 28.5%, to $9.9 million in the 1999 Second Quarter from $13.8 million in the 1998 Second Quarter. The decrease was due primarily to lower maintenance reserves associated with the following factors: (i) the purchase of two Boeing 747 aircraft in the second half of 1998 and the conversion of one Boeing 747-200 aircraft to a capitalized lease agreement during the 1999 First Quarter, (ii) a reduction in the number of engines leased by the Company due to availability of its own engines from repair facilities and (iii) lower costs related to loaner parts as a result of improved controls instituted by the Company.

Crew costs and other expenses decreased $1.5 million, or 17.1%, to $7.3 million in the 1999 Second Quarter from $8.8 million in the 1998 Second Quarter. The decrease primarily resulted from an 8.4% decrease in total block hours flown as well as decreased costs associated with a change in the Company’s business mix. In 1998, the Company operated in a charter operation which was subject to certain foreign regulations resulting in additional overtime and hotel costs.

Aircraft and traffic servicing expenses increased $1.0 million, or 5.1%, to $20.8 million in the 1999 Second Quarter from $19.8 million in the 1998 Second Quarter. This increase resulted primarily from a 3.4% increase in scheduled service block hours flown. Scheduled service block hours, where the Company is responsible for all operating expenses, represented 58.2% of total block hours flown for the 1999 Second Quarter compared to 51.5% for the 1998 Second Quarter.

Passenger servicing expenses decreased $0.8 million, or 6.0%, to $12.6 million in the 1999 Second Quarter from $13.4 million in the 1998 Second Quarter. This decrease resulted primarily from an 8.4% decrease in total block hours flown, resulting in lower cabin crew cost, partially offset by higher cost associated with increased scheduled service block hours as described above.

Promotion, sales and commission expenses decreased $2.3 million, or 14.1%, to $13.9 million in the 1999 Second Quarter from $16.2 million in the 1998 Second Quarter. This decrease was primarily due to a decrease in the average commission rate to 8.1% in the 1999 Second Quarter from 9.5% for the 1998 Second Quarter and decreased advertising expense.

General and administrative expenses increased $1.4 million, or 30.0%, to 6.0 million in the 1999 Second Quarter from $4.6 million in the 1998 Second Quarter. This increase was primarily due to increases in consulting fees related to a financial planning project and legal fees associated with the Company’s ongoing legal cases. As a percentage of operating revenue, general and administrative expenses for the 1999 Second Quarter was 5.2% compared to 3.9% for the 1998 Second Quarter.

Depreciation and amortization expenses increased $4.5 million, or 34.8%, to 17.4 million in the 1999 Second Quarter from $12.9 million in the 1998 Second Quarter. This increase was primarily due to the purchase of two Boeing 747-200 aircraft in the second half of 1998 and the conversion to a capital lease of another Boeing 747 aircraft along with additional capitalized engine overhauls.

Other Expenses and Income. Interest expense increased $0.6 million, or 14.4%, to $4.4 million in the 1999 Second Quarter from $3.9 million in the 1998 Second Quarter. This increase primarily reflects a higher average outstanding debt balance in the 1999 Second Quarter.

Income Tax Provision. The income tax benefit for the 1999 Second Quarter was $0.4 million compared with a provision of $0.4 million in the 1998 Second Quarter. This decrease was based on the Company’s pretax loss for the 1999 Second Quarter and the decrease in its effective tax rate to 31% compared to 45% in the 1998 Second Quarter.

Six Months Ended June 30, 1999 Compared with Six Months Ended June 30, 1998.

For the six months ended June 30, 1999 (the “1999 First Half”), the Company reported an operating income of $2.1 million compared to an operating loss of $5.4 million for the six months ended June 30, 1998 (the “1998 First Half”). The net loss in the 1999 First Half was $4.6 million compared to a net loss of $6.8 million in the 1998 First Half. Scheduled passenger service unit operating expenses (per scheduled ASM) decreased by 1.1% in the 1999 First Half compared with the 1998 First Half. Overall operating margins increased to positive 1.0% in the 1999 First Half from negative 2.5% in the 1998 First Half.

Operating Revenues. The Company’s total operating revenues increased by $0.7 million, or 0.3% to $217.0 million in the 1999 First Half from $216.3 million in the 1998 First Half.

Scheduled passenger service revenues increased $12.4 million, or 9.8%, to $139.2 million in the 1999 First Half from $126.7 million in the 1998 First Half. This increase was primarily attributable to increased demand in the domestic market as well as the inception of new international routes. Scheduled passenger traffic (as measured in RPMs) for the 1999 First Half increased by 7.8% and scheduled capacity (as measured in ASMs) for the 1999 First Half increased by 6.6%, resulting in a load factor of 75.1% in the 1999 First Half compared to 74.3% in the 1998 First Half. For the 1999 First Half, passenger yield was $0.0774 per RPM compared with $0.0759 per RPM for the 1998 First Half, a 2.0% increase primarily in the domestic market where demand increased by $14.1 million, or 21.3%.

Commercial charter revenues decreased $6.4 million, or 14.4% to $38.1 million in the 1999 First Half from $44.5 million in the 1998 First Half. This decrease was primarily due to decreased activities in Hajj charter operations from seven aircraft in 1998 compared to four aircraft in 1999 partially offset by a new contract to transport refugees from Europe along with a sub-service contract with an African airline.

Military charter revenues decreased by $4.1 million, or 13.5%, to $26.5 million in the 1999 First Half from $30.6 million in the 1998 First Half primarily as a result of a temporary two-week suspension of the military contract during the 1999 First Quarter and decreased activities related to the deployment of troops.

Cargo service revenue decreased to $7.6 million in the 1999 First Half from $9.8 million in the 1998 First Half due to a ground damage incident which occurred on one of the Company’s two B747-200 cargo aircraft on December 1, 1998. This damage was caused during the fueling of the aircraft as a result of fire in the fuel truck which was owned and operated by a third party. The repair to the aircraft is covered by insurance and the Company is also seeking monetary compensation for the loss of revenue as well as other expenses incurred by the Company in connection with the loss of service of this aircraft. This aircraft will be back in service during the 1999 Third Quarter. One of the Company’s cargo aircraft has been inoperable since February 1996, when the FAA promulgated certain ADs which restricted the cargo carrying capacity of one of the Company’s Boeing 747-100 cargo aircraft, as well as nine other similarly converted Boeing 747-100 cargo aircraft operated by other carriers. At that time, the Company decided to ground the aircraft rather than operate it with restricted payload as required by such ADs. In order to return the cargo capacity of such aircraft to what the Company believes to be economically attractive levels, an FAA-approved modification plan will be required. Such modifications are being designed and tested by the GATX-Airlog Co. The FAA has approved a modification plan and the Company is presently assessing the cost of such modification program. There is no assurance that such aircraft will be returned to service. The decreased revenue was partially offset by a new ACMI Contract with a European airline.

Operating Expenses. The Company’s operating expenses decreased $6.8 million, or 3.1%, to $214.9 million in the 1999 First Half from $221.7 million in the 1998 First Half. Operating expenses, excluding aircraft fuel, depreciation and amortization, decreased 10.4% in the 1999 First Half. This decrease in operating expenses reflected a number of factors, including: 1) lower rental and maintenance expenses associated with the Company’s reduction of leased engines, the purchase of two Boeing 747-200 aircraft and the conversion of one Boeing 747-200 aircraft to a capitalized lease agreement with existing lessors and 2) an 8.4% decrease in total block hours flown.

Aircraft fuel expenses increased $4.9 million, or 15.0%, to $37.4 million in the 1999 First Half from $32.5 million in the 1998 First Half. This increase resulted from a 21.1% increase in consumption due to a change in the business mix whereby the Company, in 1999, is responsible for fuel cost under a certain charter agreement compared with ACMI agreements in 1998, partially offset by a 5.2% decrease in the cost of fuel.

Flight equipment rentals and insurance expenses decreased $4.3 million, or 24.6%, to $13.1 million in the 1999 First Half from $17.4 million in the 1998 First Half. This decrease was attributable to lower rental associated with the Company’s reduction of leased engines along with the purchase of two previously leased Boeing 747 aircraft in the second half of 1998 and the conversion to a capital lease of a third Boeing 747 in the 1999 First Quarter.

Maintenance costs decreased $8.9 million, or 35.0%, to $16.6 million in the 1999 First Half from $25.5 million in the 1998 First Half. This decrease was attributable primarily to lower maintenance reserves associated with the following factors: (i) a one-time refund of $1.5 million previously paid by the Company under the operating lease agreement of a Boeing 747 aircraft as a result of converting to a capital lease, (ii) the purchase of two Boeing 747 aircraft in the second half of 1998 and (iii) a reduction in the number of engines leased by the Company due to availability of its own engines from repair facilities and (iv) decreased costs associated with loaned parts due to improved controls instituted by the Company.

Crew costs and other expenses decreased $1.9 million, or 12.2%, to $13.5 million in the 1999 First Half from $15.3 million in the 1998 First Half. The decrease resulted primarily from an 8.4% decrease in block hours flown. The decrease also reflected costs incurred in 1998 for a charter operation whereby the Company was subjected to certain foreign regulations which resulted in increased costs including additional overtime and hotel costs.

Aircraft and traffic servicing expenses increased $1.8 million, or 4.6%, to $40.5 million in the 1999 First Half from $38.7 million in the 1998 First Half. This increase resulted primarily from a 10% increase in scheduled service block hours flown. Scheduled service block hours, where the Company is responsible for all operating expenses, represented 59% of total block hours flown for the 1999 First Half compared to 49% for the 1998 First Half.

Passenger servicing expenses decreased $1.9 million, or 7.3%, to $23.8 million in the 1999 First Half from $25.6 million in the 1998 First Half. This decrease resulted primarily from an 8.4% decrease in total block hours flown, resulting in a lower cabin crew cost, partially offset by higher cost associated with increased scheduled service block hours as described above.

Promotion, sales and commission expenses decreased $3.6 million, or 12.0%, to $26.5 million in the 1999 First Half from $30.1 million in the 1998 First Half. This decrease was primarily due to a decrease in the average commission rate to 12.2% in 1999 compared to 16.2% in 1998. This decrease was partially offset by increased costs of the Computerized Reservation System (CRS) due to increased scheduled service activities.

General and administrative expenses increased $1.9 million, or 20.2%, to $11.4 million in the 1999 First Half from $9.5 million in the 1998 First Half. This increase was primarily due to increases in consulting fees related to a financial planning project and legal fees associated with the Company’s ongoing legal cases. As a percentage of operating revenue, general and administrative expenses for the 1999 First Half was 5.2% compared to 4.4% for the 1998 First Half.

Depreciation and amortization expenses increased $5.2 million, or 19.1%, to $32.2 million in the 1999 First Half from $27.0 million in the 1998 First Half. This increase was primarily due to the purchase of two Boeing 747-200 aircraft in the second half of 1998 and the conversion to a capital lease of another Boeing 747 aircraft along with capitalized engine overhauls.

Other Expenses and Income. Interest expense increased $1.0 million, or 12.4%, to $8.7 million in the 1999 First Half from $7.8 million in the 1998 First Half. This increase primarily reflects a higher average outstanding debt balance in the 1999 First Half.

Income Tax Provision. The income tax benefit for the 1999 First Half was $2.1 million compared with $5.6 million in the 1998 First Half. This decrease was principally attributable to a decrease in pretax loss during the 1999 First Half coupled with a decrease in its effective tax rate to 31% compared to 45% in the 1998 First Half.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital and capital expenditure requirements with cash flow generated from operations and through lease, debt and equity financing.

The Company’s cash, cash equivalents and certificates of deposit at June 30, 1999 and December 31, 1998 were $4.4 million and $3.8 million, respectively. The Company generated cash from operations for the 1999 First Half and 1998 First Half of $33.1 million and $23.9 million, respectively.

Net cash used in investing activities was $20.8 million for the 1999 First Half compared with $15.6 million for the 1998 First Half. The Company’s expenditures for flight equipment were $24.3 million for the 1999 First Half compared with $17.9 million for the 1998 First Half. Expenditures for flight equipment in the 1999 First Half included capitalized engine overhauls and heavy airframe maintenance (See Note 2 to the Financial Statements for additional information regarding the financing of certain flight equipment expenditures).

The Company has no unused lines of credit and must satisfy all of its working capital, debt service and capital expenditure requirements from internally generated funds, from external financing sources or from the sale of assets. In addition, the Company’s line of credit with Heller terminates on September 30, 1999. The Company is currently negotiating with Heller to obtain a new line of credit. There can be no assurance, however, that the Company will be able to extend the line of credit with Heller or obtain a new line of credit. In the event that the Company is unable to extend the line of credit with Heller or obtain a new line of credit, the Company will not be able to meet its debt service and other obligations, future capital commitments and liquidity requirements, which would have a material adverse effect on the condition (financial or other), business, properties or results of operations of the Company. In addition, the Company has no significant unpledged assets and, to the extent that pledged assets are sold, the applicable financing arrangements generally require the sale proceeds to be applied to repay the corresponding indebtedness.

As of June 30, 1999, the Company had negative working capital of $155.8 million compared to negative working capital of $140.4 million as of December 31, 1998. Historically, the Company has operated with a working capital deficit.

In September 1997, the Company entered into a Loan Agreement which extended the term of a line of credit with Heller Financial, Inc. (Heller) until September 1999. The line of credit, which was increased from $15.0 million to $20.0 million on April 14, 1999, decreasing to $15.0 million on September 30, 1999, is further limited to suppressed availability based on the value of the collateral. As of June 30, 1999, the Company has $23.5 million of availability based on the value of the collateral at such time. The line of credit is secured by accounts receivable, general intangibles, inventory, intellectual property, cash held in the Company’s lock-box account, one spare airframe, aircraft spare parts and landing and gate rights. The Loan Agreement provides that the Company shall not, directly or indirectly, create or become liable in respect of any indebtedness, with certain specified exceptions.

From time to time during 1998 and the first quarter of 1999, the Company has been in default under certain provisions of the Loan Agreement. The Company has entered into amendments with Heller waiving such defaults and is currently in compliance with such provisions as they have been amended.

Since February 1998, the Company has entered into thirteen amendments to the Loan Agreement providing, among other things, for (i) changes in the maximum amount of the revolving loan during different periods; (ii) subordination of loans made to the Company by officers and directors; (iii) increases to the spread between the amount of collateral required and the amount of available borrowing under the Loan Agreement; (iv) modification of the financial covenant relating to the Company’s Tangible Net Worth (as defined therein) to facilitate compliance by the Company; and (v) increases in the interest rate from Prime (as defined therein) plus 0.75% to Prime plus 1.50% (9.25% at June 30, 1999). Through a combination of the fourth amendment on May 14, 1998 and the sixth amendment on July 13, 1998, the Company and Heller agreed to modify the Tangible Net Worth covenant in the Loan Agreement by reducing the amount of Tangible Net Worth the Company is required to maintain from $47.0 million prior to August 31, 1998 and $55.0 million thereafter to $35.0 million through May 1998, $38.0 million for June 1998, $47.5 million through August 1, 1998 and $55.0 million from August 31, 1998 and thereafter. On June 1, 1998, the fifth amendment limited the maximum amount of borrowings under the facility to $15.0 million beginning on June 29, 1998, a decrease from the $25.0 million maximum amount originally permitted. The sixth amendment to the Loan Agreement waived defaults resulting from the repayment of the 12% Note (as defined herein), the issuance of the Nachtomi Note (as defined herein) and the defaults referred to below. On August 27, 1998, the seventh amendment to the Loan Agreement between the Company and Heller modified again the Tangible Net Worth covenant in the Loan Agreement by reducing the amounts of Tangible Net Worth the Company is required to maintain to $44.5 million in July 1998, $45.0 million from August 1998 through March 1999 and to $50.0 million in April and May 1999. On April 14, 1999, the eighth amendment to this Loan Agreement increased the maximum amount of borrowings under the facility to (i) $20.0 million from April 14, 1999 to May 30, 1999, (ii) $19.0 million from May 31, 1999 to June 29, 1999, (iii) $18.0 million from June 30, 1999 to July 30, 1999, (iv) $16.0 million from July 31, 1999 to August 30, 1999, and (v) $15.0 million on August 31, 1999 and thereafter. In addition, under the eighth amendment, the Company agreed to maintain at all times an amount of excess collateral available under the facility of $7.0 million, plus an additional $0.5 million for each additional $1.0 million borrowed above $15.0 million. This eighth amendment also waived a covenant default relating to the late payments of excise taxes, which as of April 15, 1999, the Company had paid in full. On April 15, 1999, the ninth amendment to the loan agreement between the Company and Heller further modified the Tangible Net Worth covenant in the loan agreement by reducing the amounts the Company is required to maintain to $45.0 million from March 1999 through June 1999 and $50.0 million thereafter through September 1999. On May 28, 1999, the tenth amendment to the loan agreement between the Company and Heller modified the maximum amount of borrowing under the facility during the period April 14, 1999 to June 21, 1999 from $19.0 million to remain at $20.0 million and all other periods remain unchanged. On June 30, 1999, the eleventh amendment to the loan agreement between the Company and Heller further modified the maximum amount of borrowing under the facility during the period June 29, 1999 to July 30, 1999 from $18.0 million to remain at $19.0 million and all other periods remain unchanged. On July 30, 1999, the twelfth amendment to the loan agreement between the Company and Heller once again modified the maximum amount of borrowing under the facility during the period July 30, 1999 to August 9, 1999 from $16.0 million to remain at $19.0 million and all other periods remain unchanged. On August 6, 1999, the thirteenth amendment to the loan agreement between the Company and Heller further modified the maximum amount of borrowings under the facility (i) during the period August 6, 1999 to September 2, 1999 to remain at $19.0 million, (ii) from September 3,1999 to September 9, 1999 to remain at $18.25 million, (iii) from September 10, 1999 to September 16, 1999 to remain at $17.5 million, (iv) from September 17, 1999 to September 23, 1999 to remain at $16.75 million, (v) from September 24, 1999 to September 29, 1999 to remain at $16.0 million and (vi) to reduce to $15.0 million on September 30, 1999. The Company is currently negotiating with Heller to extend this line of credit beyond September 30, 1999. There can be no assurance, however, that the Company will be able to extend the line of credit with Heller. As of June 30, 1999, the Company had $16.4 million of obligations outstanding under the Loan Agreement, with an additional $2.2 million consisting of letters of credit issued to various suppliers and insurance companies.

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

In February and March 1998, the Company borrowed $6.0 million which bears interest at a rate of 12% (the “12% Note”) from Funding Enterprises, LLC, a limited liability Company in which the Company’s Chairman and former President were members. On July 1, 1998, the Company discharged its obligations under the 12% Note by issuing a new note (the “Nachtomi Note”), due August 7, 1998, to the Company’s Chairman in the principal amount of $3.0 million and repaying the balance of the 12% Note in cash. The Nachtomi Note originally provided for interest at an annual rate of 12.0%, increasing to 15% after August 7, 1998. The Nachtomi Note was amended on August 6, 1998, establishing an annual interest rate of 12% after August 7, 1998, as well as a new maturity date of April 30, 1999. On April 14, 1999, the Nachtomi Note was amended to extend the maturity date to January 1, 2000. In connection with the 12% Note, warrants for the purchase of 1.2 million shares of Common Stock of the Company were issued with an exercise price of $5.00. The warrants expire in February 2008.

From September 1997 through March 1998, the Company entered into a finance agreement involving the conversion and refurbishment of Pratt & Whitney engines. In connection with this transaction, nine engines were financed for $40.3 million with interest at prime plus 2%. In September 1998, the lender agreed to increase the loan to include $4.2 million relating to certain engines previously overhauled. The loan was restructured and now requires a total monthly payment of $1.5 million through March 1999 and $2.0 million through July 1999 and $2.5 million through August 2000 which allows the Company to repair/overhaul additional engines currently at the repair facility with interest at 6% going up to a maximum of 9% per annum. Under this restructuring agreement, the Company was unable to make required payments for January through March 1999 amounting to $4.5 million. The Company has reached an understanding with the financial institution whereby this amount will be paid by September 1999.

In July 1998, the Company did not meet the minimum net worth requirements of an operating lease agreement entered into in connection with a sale and leaseback transaction, but has obtained a waiver of that provision through July 31, 1999. In addition, on April 14, 1999, the Company obtained waivers under certain lease and debt agreements for a covenant default relating to the late payment of excise taxes, which as of April 15, 1999, the Company has paid in full. During 1998, the Company obtained agreements with other lessors for deferred or revised payment terms for approximately $8.1 million of lease and maintenance reserve payments. As of June 30, 1999, the outstanding amount is approximately $1.4 million. In addition, the Company agreed with certain of its vendors and suppliers to extend payment terms, and has, in some cases, obtained payment extensions with respect to certain of the Company’s current obligations.

On July 15, 1998, the Company purchased an existing leased aircraft from a lessor for a purchase price of $13.5 million of which a credit of $6.0 million was given by the lessor to the Company for the payment of maintenance reserves paid during the lease period and a balance of $7.5 million was financed by the same lessor. In addition, the lessor waived all previously outstanding rent and maintenance reserves through June 30, 1998 amounting to $1.4 million. This loan requires a monthly payment of approximately $50,000 of interest starting October 1998 through May 1999 and then a total monthly payment of approximately $0.4 million including principal and interest through March 2001.

On August 13, 1998, the Company restructured three existing loans with a financial institution under which the Company was required to pay a total monthly principal payment of $1.5 million. Under the terms of these restructured Aircraft Loan and Security Agreements, the Company is required to pay an aggregate monthly principal payment of $0.5 million plus interest through June 1999, which paid off one of the three loans in April 1999, and the remaining two loans will require a monthly principal and interest payment, commencing July 1999, of $1.2 million and $0.5 million through December 2002 and February 2003, respectively.

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

The Company had entered into a letter of intent with International Lease Finance Corp. to lease two new Boeing 777 aircraft for an initial term of ten years. The Company has decided not to proceed with the proposed lease. The Company is currently pursuing options to acquire other types of newer aircraft.

The Company is highly leveraged and has and will continue to have significant debt service obligations. The Company currently expects that capital expenditures (net of finance) for 1999 will total approximately $40.0 million, including expenditures for scheduled heavy airframe maintenance and engine overhaul on the Company’s aircraft.

To the extent that the Company’s access to capital is constrained, the Company may not be able to make certain capital expenditures, meet certain other requirements or continue to implement certain other aspects of its strategic plan. The Company’s ability to make scheduled principal and interest payments and to refinance its indebtedness and to meet its other obligations and future capital commitments will be dependent upon its financial and operating performance, which is subject to general economic conditions and to financial, business and other factors, including factors beyond its control. Management believes that the Company’s cash flow from its operations and financing activities should be sufficient in the next twelve months to meet the Company’s debt service and other obligations, future capital commitments and liquidity requirements. In the event, however, that the Company is unable to extend the line of credit with Heller or obtain a new line of credit, the Company will not be able to meet its debt service and other obligations, future capital commitments and liquidity requirements, which would have a material adverse effect on the condition (financial or other), business, properties or results of operations of the Company. In addition, the airline industry in general, and the Company in particular, are subject to significant risks and uncertainties, therefore, there can be no assurance that the Company’s operating results and financing activities will be sufficient in the foreseeable future to meet such obligations and commitments.

In an effort to conserve cash, the Company suspended cash dividends on its Common Stock after the third quarter of 1996.

Year 2000

The Year 2000 problem exists because many computer programs use only the last two digits to refer to a year. This convention could affect date-sensitive calculations that treat “00“ as the year 1900, rather than 2000. An additional issue is that 1900 was not a leap year, whereas the Year 2000 is. Therefore, some programs may not properly provide for February 29, 2000. This anomaly could result in miscalculations when processing critical date-sensitive information after December 31, 1999.

The Company’s comprehensive year 2000 initiative is being managed by an internal Y2K team. To assist with Y2K efforts the MIS team was strengthened with the hiring of additional computer experts who are familiar with information system issues confronting both the Company in particular and the ariline industry in general. The Y2K team’s activities are designed to ensure that there is no adverse effect on the Company’s core business operation and that transactions with customers, suppliers and financial institutions are fully supported. The Company has determined that due to its most recent and near term software upgrades, its internal systems will function properly with respect to dates in the Year 2000 and beyond. The Company has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company’s systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies or governmental agencies on which the Company’s systems and operations rely will be converted on a timely basis and, if not so converted, will not have a material adverse effect on the Company’s business.

The Company’s Y2K team is assessing the need to develop remediation contingency plans and business resumption contingency plans specific to the Year 2000. Remediation contingency plans address the actions to be taken if the current approach to remediating a system is falling behind schedule or otherwise appears in jeopardy of failing to deliver a Year 2000 ready system when needed. Business resumption contingency plans address the actions that would be taken if critical business functions can not be carried out in the normal manner upon entering the next century due to system or supplier failure.

The Company, as an International Air Transport Association (IATA) member airline, is a participant in the “IATA Year 2000 Project”. The IATA Year 2000 Project is an initiative to increase the awareness of third party suppliers and to assess/promote their Year 2000 preparedness. Working closely with The Airports Council International, the International Civil Aviation Organization, (ICAO) and other industry organizations, IATA has developed and piloted a standard methodology to assess Year 2000 readiness. The project provides training on how to use the methodology, and tracks the status of remedial programs so that problems can be identified early. IATA estimates that the cost of the Project will be approximately $20 million, of which the Company’s pro rata share is approximately $67,000. The Company does not expect the total cost of its Year 2000 initiatives to have a material adverse effect on the Company’s business.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     None.

Part II. Other Information

Item 1. Legal Proceedings.

The only changes in legal proceedings as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and in the Company’s Form 10-Q for the quarterly period ended March 31, 1999 are the following:

A verdict has been rendered in Hudson General Corporation v. Tower Air, Inc. substantially in favor of the Company. Plaintiff has filed Notice of Appeal.

The Leticia Parra, individually and on behalf of himself and all others similarly situated v. Tower Air, Inc. case has been dismissed upon the Company’s Motion for Summary Judgment.

The Company has appealed class certification in the Steven Leichtung, on behalf of himself and others similarly situated v. Tower Air, Inc. case.

A hearing was held in the Terry V. Hallcom v. Tower Air, Inc. arbitration proceeding. A decision is expected following the submission of post-trial briefs.

The Hart to Hart Aircraft Detailing, Inc. v. Tower Air, Inc. case is set for trial on October 25, 1999.

The Company is the defendant in a U.S. District Court for the Northern District of California action filed on or about March 23, 1999, Keira Wallman, individually and on behalf of all others similarly situated v. Tower Air, Inc., in which plaintiff alleges that she and all other members of the purported class, consisting of passengers on a Tower Air flight, were harmed as a result of an alleged in-flight engine malfunction. Plaintiff alleges negligence, intentional and negligent infliction of emotional distress, and unfair business practices and seeks unspecified compensatory and punitive damages, penalties and the mandate of unspecified safety procedures. The Company has denied the allegations, believes it has good defenses to all claims and is vigorously contesting all claims. The case is still in the discovery stage.

Item 2.  Changes in Securities and Use of Proceeds.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders on May 26, 1999, Morris K. Nachtomi, Henry P. Baer, Stephen L. Gelband, Leo-Arthur Kelmenson, Stephen A. Osborn and Eli Segal were re-elected to the Company’s Board of Directors. The Directors were elected by the following vote totals: Morris K. Nachtomi, Henry P. Baer, Stephen L. Gelband, Leo-Arthur Kelmenson, Steven A. Osborn and Eli Segal were elected with 12,138,538 affirmative votes, 920,293 negative votes and no votes withheld. The proposal to ratify the appointment of Ernst & Young LLP as auditors for the fiscal year ending December 31, 1999 was approved by a vote of 13,053,093 affirmative votes, 4,918 negative votes and no votes withheld. The proposal to amend the Company’s 1993 Long-Term Incentive Plan was approved by a vote of 11,951,741 affirmative votes, 1,103,060 negative votes and no votes withheld.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)

10(48)	Heller Financial-Tenth Amendment to Amended & Restated Loan & Security Agreement, dated May 28, 1999

10(49)	Heller Financial-Eleventh Amendment to Amended & Restated Loan & Security Agreement, dated June 30, 1999

10(50)	Heller Financial-Twelfth Amendment to Amended & Restated Loan & Security Agreement, dated July 30, 1999

10(51)	Heller Financial-Thirteenth Amendment to Amended & Restated Loan & Security Agreement, dated August 6, 1999

(b)	Exhibit 27 Financial Data Schedule
25

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Tower Air, Inc. (Registrant)

Date: August __, 1999	By:	/s/ Morris K. Nachtomi Morris K. Nachtomi President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August __, 1999	By:	/s/ Badar Mir Badar Mir Vice President- Financial Accounting (Principal Financial and Accounting Officer)

26