Form 10-Q
period 1999-09-30
TOWER AIR INC
filed 1999-11-15
CIK 778718

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________.

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

Yes _X_       No___

        As of October 29, 1999, there were 15,438,758 shares of Common Stock, par value $.01 per share, outstanding.

Page 1 of 19 pages

TOWER AIR, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 1999

INDEX

                                                                                   Page
                                                                                   ----

Part I.    Financial Information

Item 1.    Financial Statements

            Balance Sheets as of September 30, 1999
               and December 31, 1998..............................................    3
             Statements of Operations for the three months and nine months ended
               September 30, 1999 and 1998........................................    4
            Statements of  Cash Flows for the nine months ended September 30,

Item 2.    Management’s Discussion and Analysis of Financial Condition and

Part I Financial Information

Item 1. Financial Statements

TOWER AIR, INC. BALANCE SHEETS (In thousands, except share data)

	September 30, 1999 (Unaudited)	December 31, 1998 (Note)
ASSETS
Current Assets:
Cash and cash equivalents	$ 3,386	$ 1,614
Certificates of deposit, at cost,
which approximates market	2,157	2,157
Receivables, net	42,663	38,626
Prepaid expenses and other current assets	8,714	3,414

Total current assets	56,920	45,811
Property and Equipment, at cost:
Flight equipment	546,292	500,520
Ground property and equipment	35,528	34,067

	581,820	534,587
Less accumulated depreciation and amortization	273,069	235,658

	308,751	298,929
Other Assets	6,749	6,022
Investment in available for sale securities	4,955	—

	$ 377,375	$ 350,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$ 22,980	$ 12,818
Accounts payable	66,627	58,558
Accrued liabilities	31,620	44,329
Air traffic liability	18,624	13,793
Current maturities of long-term debt (Note 2)	59,534	56,701

Total current liabilities	199,385	186,199
Long-Term Debt (Note 2)	108,032	91,932
Deferred Income Taxes	18,920	19,558
Deferred Rent	1,337	1,616
Stockholders’ Equity (Note 3):
Preferred stock, $.01 par value;
5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value;
35,000,000 shares authorized;
Issued 15,648,758 shares at September 30, 1999 and
15,648,758 at December 31, 1998	156	156
Additional paid-in capital	44,589	44,428
Retained earnings	2,751	8,384
Accumulated other comprehensive income	3,716	—

Less treasury stock, at cost (210,000 shares)	(1,511)	(1,511)

Total stockholders’ equity	49,702	51,457

	$ 377,375	$ 350,762

See accompanying notes to financial statements.

Note: The Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date.

TOWER AIR, INC.
STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Operating Revenues:
Scheduled Passenger Service	$ 118,102	$ 127,684	$ 257,272	$ 254,414
Commercial Charter Service	7,128	13,916	45,241	58,461
Military Charter Service	14,952	12,409	41,449	43,052
Cargo Service	6,388	4,335	13,962	14,124
Other	2,798	4,531	8,481	9,120

Total operating revenues	149,368	162,875	366,405	379,171

Operating Expenses:
Fuel	26,723	22,548	64,151	55,085
Flight equipment rentals and insurance	6,982	8,321	20,123	25,739
Maintenance	13,052	12,564	29,631	38,054
Crew costs and other	6,839	7,982	20,302	23,324
Aircraft and traffic servicing	31,339	27,485	71,829	66,183
Passenger servicing	15,209	16,903	38,977	42,540
Promotion, sales and commissions	22,332	22,451	48,811	52,556
General and administrative	6,585	5,912	17,975	15,385
Depreciation and amortization	16,485	14,524	48,665	41,550

Total operating expenses	145,546	138,690	360,464	360,416

Operating Income	3,821	24,185	5,941	18,755
Other (Income) Expenses:
Other expense (income)	138	(770)	197	(1,565)
Interest expense	4,513	3,030	13,253	10,804

Total other expenses	4,651	2,260	13,450	9,239

(Loss) Income Before Income Taxes	(829)	21,925	(7,509)	9,516
Income Tax Provision (Benefit)	194	9,865	(1,877)	4,280

Net (Loss) Income	$ (1,023)	$ 12,060	$ (5,632)	$ 5,236

Basic (Loss) Income Per Share	$ (0.07)	$ 0.79	$ (0.37)	$ 0.34

Diluted (Loss) Income Per Share	$ (0.07)	$ 0.79	$ (0.37)	$ 0.34

Weighted Average Shares Outstanding	15,439	15,365	15,403	15,350

See accompanying notes to financial statements

TOWER AIR, INC. STATEMENTS OF CASH FLOWS (Unaudited, in thousands)

	Nine Months Ended September 30,
	1999	1998
Cash Flows From Operating Activities:
Net (Loss) Income	$ (5,632)	$ 5,236
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	48,665	41,550
Provision for doubtful accounts	224	637
Deferred income taxes	(1,877)	4,280
Deferred liabilities	(280)	260
(Gain) on disposal of property and equipment	—	(1,936)
Changes in operating assets and liabilities:
Receivables	(4,262)	(8,281)
Income tax receivable	—	3,700
Prepaid expenses and other assets	(5,815)	(4,544)
Accounts payable and accrued liabilities	7,855	2,431
Air traffic liability	4,831	(3,066)

Net cash provided by operating activities	43,709	40,267
Cash Flows From Investing Activities:
Purchase of flight equipment	(28,099)	(29,186)
Purchase of ground property and equipment	(1,460)	(459)
Proceeds from sale of property and equipment	4,154	3,490
Decrease in certificates of deposit	—	250

Net cash used in investing activities	(25,405)	(25,905)
Cash Flows From Financing Activities:
Proceeds from borrowings	335,981	347,007
Principal payments on borrowings	(351,367)	(363,185)
Proceeds from the exercise of stock options	58	202
Other	(1,204)	(830)

Net cash used in financing activities	(16,532)	(16,806)

Net increase (decrease) in cash and cash equivalents	1,772	(2,444)
Cash and cash equivalents at beginning of period	1,614	3,922

Cash and cash equivalents at end of period	$ 3,386	$ 1,478

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$ 11,590	$ 10,668
Cash paid during the period for income taxes, net	$ —	$ —
Supplemental Schedule of Noncash Investing and
Financing Activities:
Purchase of flight equipment accrued but not paid	$ 2,363	$ 1,463
Purchase of flight equipment financed through debt	$ 51,882	$ 19,279

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared by Tower Air, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. These interim financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three months and the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

2.  Long-Term Debt

The Company had entered into a Loan Agreement which provided a line of credit between $15.0 million and $20.0 million at various times with Heller Financial, Inc. (Heller) until September 1999.

On September 10, 1999, the Company replaced the Heller line of credit with a new $25 million facility from GMAC Business Credit, LLC (GMAC). On this date, all outstanding borrowings on the Heller line were fully paid. This new line of credit, which is for two years, is secured by a lien upon and security interest in substantially all of the Company’s property and assets including, accounts receivable, general intangibles, inventory, intellectual property, cash held in the Company’s lock-box account, aircraft spare parts, landing and gate rights, rights related to terminals, hangars, and the Company’s ownership in the Equant stock (see: Note 3 “Stockholders’ Equity”). Currently under this new line, $24.5 million is available with $0.5 million in reserve. As of September 30, 1999, the Company had $23.0 million of obligations outstanding under the GMAC line of credit. This amount includes $2.2 million consisting of cash collateral for outstanding Heller letters of credit issued to various suppliers and insurance companies. Heller will return these funds to the Company upon the issuance and acceptance of replacement letters of credit issued by GMAC. The return of the cash collateral will then reduce the outstanding Notes Payable and will be replaced with letters of credit with no additional availability to the Company under the GMAC line of credit. Among other covenants, the Company must maintain, at all times, tangible net worth of at least $46 million and specific fixed charge coverage ratios for each quarter starting at .32 to 1 for the quarter ended December 31, 1999. At September 30, 1999 the Company had $46.02 million in tangible net worth.

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

From September 1997 through March 1998, the Company entered into a finance agreement involving the conversion and refurbishment of Pratt & Whitney engines. In connection with this transaction, nine engines were financed for $40.3 million with interest at prime plus 2%. In September 1998, the lender agreed to increase the loan to include $4.2 million relating to certain engines previously overhauled. The loan was restructured to require a total monthly payment of $1.5 million through March 1999 and $2.0 million through July 1999 and $2.5 million through August 2000 which allows the Company to repair/overhaul additional engines currently at the repair facility with interest at 6% going up to a maximum of 9% per annum. Under this restructuring agreement, the Company was unable to make required payments for January through March 1999 amounting to $4.5 million and $3.0 million from April through September 1999. During the Second Quarter, the Company reached a further understanding with the financial institution whereby the Company would resume making monthly payments of $2.5 million starting July 1999. During the Third Quarter 1999, the Company reached another understanding with the lender whereby the Company would make monthly payments of $1.2 million starting September 1999 through February 2000 and will resume making monthly payments of $2.5 million starting March 2000.

On April 14, 1999, the Company obtained waivers under certain lease and debt agreements relating to defaults of certain covenants. The Company obtained agreements with other lessors for deferred or revised payment terms for approximately $8.1 million of lease and maintenance reserve payments of which approximately $0.2 million is outstanding at September 30, 1999. In addition, during the 1999 Second and Third Quarters, the Company reached an understanding with lessors for deferred or revised payment terms for approximately $4.7 million of lease and maintenance reserves payments. As of September 30, 1999, approximately $1.3 million of these amounts remained outstanding. The Company also agreed with certain of its lenders, vendors and suppliers to extend payment terms, and has, in some cases, obtained payment extensions with respect to certain of the Company’s current obligations.

On July 15, 1998, the Company purchased an existing leased aircraft from a lessor for a purchase price of $13.5 million of which a credit of $6.0 million was given by the lessor to the Company for the payment of maintenance reserves paid during the lease period and a balance of $7.5 million was financed by the same lessor. In addition, the lessor waived all previously outstanding rent and maintenance reserves through September 30, 1998 amounting to $1.4 million. This loan requires a monthly payment of approximately $50,000 of interest starting October 1998 through May 1999 and then a total monthly payment of approximately $0.4 million including principal and interest through March 2001.

On August 13, 1998, the Company restructured three existing loans with a financial institution under which the Company was required to pay a total monthly principal payment of $1.5 million. Under the terms of these restructured Aircraft Loan and Security Agreements, the Company was required to pay an aggregate monthly principal payment of $0.5 million plus interest through September 1999. The Company has paid off one of the three loans in April 1999, and the remaining two loans require a monthly principal and interest payment, commencing July 1999, of $1.2 million and $0.5 million through December 2002 and February 2003, respectively.

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

The Company has from time to time entered into arrangements to consider leasing Boeing 777 and 747-300 aircraft. It has not considered this an opportune time to enter into additional long term leasing arrangements. The Company is currently pursuing other options to acquire or lease other types of newer aircraft.

As of September 30, 1999, the Company had $59.5 million of required principal payments on long-term debt due within one year.

3.  Stockholders’ Equity

In an effort to conserve cash, the Company suspended cash dividends on its Common Stock after the third quarter of 1996.

As of September 30, 1999, the Company has ownership of 81,185 shares of “The SITA Foundation” which holds a legal interest in the Class “A” shares of Equant N.V. (formerly SITA Telecommunications Holding N.V.), which is presented in the financial statements as available for sale securities.

4.  Subsequent Event

The arbitrator in Terry V. Hallcom v. Tower Air, Inc. awarded the plaintiff $1,485,303.30 and denied plaintiff’s additional claim for the value of stock options in the amount of $2,027,037. Plaintiff’s Motion in the U.S. District Court for the Southern District of New York to confirm the arbitration award was deferred by the court pending consideration by the arbitrator of the Company’s Request to Modify Award. Any award which might be paid will be recorded in the fourth quarter of 1999.

5.  Income Taxes

Income taxes are calculated at the estimated annual effective tax rate of 25%, which differs from the federal statutory rate of 35.0%, primarily due to the effect of state income taxes and certain nondeductible items.

6.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Numerator for basic earnings per share -
Income (loss) available to common
Stockholders	(1,023)	12,060	(5,632)	5,236
Numerator for diluted earnings per
Share-income (loss) available to
Common stockholders after assumed
Conversions	(1,023)	12,060	(5,632)	5,236
Denominator:
Denominator for basic earnings per
share-weighted average shares	15,439	15,365	15,403	15,350
Effect of dilutive securities:
Employee stock options	—	—	—	119

Dilutive potential common shares	—	—	—	119
Denominator for diluted earnings per
Share-adjusted weighted-average
Shares and assumed conversions	15,439	15,365	15,403	15,469

Basic earnings per share	$ (0.07)	$ 0.79	$ (0.37)	$ (0.34)

Diluted earnings per share	$ (0.07)	$ 0.79	$ (0.37)	$ (0.34)

TOWER AIR, INC. SELECTED OPERATING DATA (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Scheduled Passenger Service:
Revenue passengers carried
(in thousands)	633	596	1,406	1,225
Revenue passenger miles
(in thousands) (RPMs) (1)	1,443,298	1,520,647	3,242,230	3,189,782
Available seat miles
(in thousands) (ASMs) (2)	1,887,103	1,947,502	4,281,302	4,193,252
Passenger load factor (3)	76.48%	78.08%	75.73%	76.07%
Yield per RPM (4)	$ .0818	$ .0839	$ .0794	$ .0798
Block hours flown (5)	9,316	9,324	21,077	19,913
Operating expense per ASM (6)	$ .0567	$ .0506	$ .0552	$ .0527
Revenue per block hour (7)	$ 12,678	$ 13,828	$ 12,206	$ 12,776
Variable expense per block hour (8)	$ 9,729	$ 9,609	$ 9,281	$ 9,876
Commercial Charter Service:
Block hours flown (5)	825	1,680	5,269	8,235
Revenue per block hour (7)	$ 8,638	$ 8,283	$ 8,586	$ 7,099
Variable expense per block hour (8)	$ 5,555	$ 4,975	$ 5,085	$ 4,148
Military Charter Service:
Block hours flown (5)	1,224	985	3,499	3,592
Revenue per block hour (7)	$ 12,212	$ 12,598	$ 11,845	$ 11,986
Variable expense per block hour (8)	$ 5,308	$ 5,531	$ 6,007	$ 6,585
Cargo Service:
Block hours flown (5)	941	872	2,391	2,799
Revenue per block hour (7)	$ 6,787	$ 4,971	$ 5,840	$ 5,046
Variable expense per block hour (8)	$ 2,913	$ 1,975	$ 2,667	$ 2,279
Total:
Block hours flown (5)	12,306	12,771	32,236	34,539
Revenue per block hour (7)	$ 11,910	$ 12,399	$ 11,103	$ 10,714
Variable expense per block hour (8)	$ 8,488	$ 8,164	$ 7,749	$ 7,552
Average hours of daily utilization (9)	9.7	9.8	8.8	9.3
Employees (at period-end)	1,915	2,005	1,915	2,005
Number of aircraft in service
(at period-end) (10)	17	16	17	16
__________
(1)	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.

(2)	“Available seat miles” or “ASMs” represent the number of seats available for passengers multiplied by the number of miles those seats are flown.

(3)	“Passenger load factor” represents revenue passenger miles divided by available seat miles.

(4)	“Yield per RPM” represents total revenue from scheduled passenger service divided by revenue passenger miles.

(5)	“Block hours” represent the period of time between the aircraft’s departure from the place where it is parked to its arrival at its destination.

(6)	“Operating expense per ASM” represents certain direct variable costs for scheduled passenger service, which include passenger liability insurance, catering, crew costs, fuel, landing and handling fees, maintenance, navigation fees, “power by the hour” rent, plus marketing and reservations, and an allocation of other fixed costs based on block hours, divided by total scheduled passenger service ASMs.

(7)	“Revenue per block hour” represents total revenue from scheduled passenger service, commercial charter service, military charter service and cargo service divided by total block hours flown.

(8)	“Variable expense per block hour” represents total direct variable costs, which include passenger liability insurance, catering, crew costs, commissions, fuel, landing and handling fees, maintenance, navigation fees and insurance and “power by the hour” rent, divided by block hours.

(9)	“Average hours of daily utilization” represents the actual number of block hours per aircraft per operating day.

(10)	For the relevant periods, aircraft in service (at the end of each period) excludes a cargo aircraft which has been out of service since February 1996 pursuant to certain Airworthiness Directive requirements (“ADs”) and two passenger aircraft which have not been in the active fleet since September 1997 and January 1998, respectively.

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

Results of Operations

Three Months ended September 30, 1999 Compared with Three Months Ended September 30, 1998

For the three months ended September 30, 1999 (the “1999 Third Quarter”), the Company reported an operating profit of $3.8 million compared to an operating profit of $24.2 million for the three months ended September 30, 1998 (the “1998 Third Quarter”). The net loss in the 1999 Third Quarter was $1.0 million compared to net income of $12.1 million in the 1998 Third Quarter. Scheduled passenger service unit operating expenses (per scheduled ASM) increased by 12.1% in the 1999 Third Quarter compared with the 1998 Third Quarter. Overall operating margins decreased from 14.8% in the 1998 Third Quarter to 2.6% in the 1999 Third Quarter.

Operating Revenues. The Company’s total operating revenues decreased by $13.5 million, or 8.3%, to $149.4 million in the 1999 Third Quarter from $162.9 million in the 1998 Third Quarter.

Scheduled passenger service revenues decreased $9.6 million, or 7.5%, to $118.1 million in the 1999 Third Quarter from $127.7 million in the 1998 Third Quarter. This decrease was primarily attributable to decreased frequencies on the Athens route, which was impacted by the Kosovo Crisis. Scheduled passenger traffic (as measured in RPMs) for the 1999 Third Quarter decreased by 5.1% and scheduled capacity (as measured in ASMs) for the 1999 Third Quarter decreased 3.1%, resulting in a load factor of 76.5% in the 1999 Third Quarter compared to 78.1% in the 1998 Third Quarter. For the 1999 Third Quarter, passenger yield decreased 2.5% to $0.0818 per RPM compared with $0.0839 per RPM for the 1998 Third Quarter.

Commercial charter revenues decreased $6.8 million, or 48.8%, to $7.1 million in the 1999 Third Quarter from $13.9 million in the 1998 Third Quarter. This decrease was primarily due to decreased activities in certain foreign operations under a wet lease agreement during 1998.

Military charter revenues increased by $2.5 million, or 20.5%, to $15.0 million in the 1999 Third Quarter from $12.4 million in the 1998 Third Quarter primarily as a result of increased activity related to the deployment of troops. The military charter business depends in large part upon the deployment and repatriation of troops and revenues from this market are subject to significant fluctuation.

Cargo service revenue increased by $2.1 million, or 47.4%, to $6.4 million in the 1999 Third Quarter from $4.3 million in the 1998 Third Quarter. The increase was primarily due to the availability of the third B747-200 cargo aircraft which was grounded as a result of a ground damage incident on December 1, 1998. This damage was caused during the fueling of the aircraft as a result of fire in the fuel truck which was owned and operated by a third party. The repair to the aircraft is covered by insurance and the Company is also seeking monetary compensation for the loss of revenue as well as other expenses incurred by the Company in connection with the loss of service of this aircraft. One of the Company’s cargo aircraft has been inoperable since February 1996, when the FAA promulgated certain ADs which restricted the cargo carrying capacity of one of the Company’s Boeing 747-100 cargo aircraft, as well as nine other similarly converted Boeing 747-100 cargo aircraft operated by other carriers. At that time, the Company decided to ground the aircraft rather than operate it with restricted payload as required by such ADs. The FAA has approved modifcations to enhance cargo capacity. The Company is assessing the costs associated with this program. There is no assurance that such aircraft will be returned to service.

Operating Expenses. The Company’s operating expenses increased $6.9 million, or 4.9%, to $145.5 million in the 1999 Third Quarter from $138.7 million in the 1998 Third Quarter.

Aircraft fuel expenses increased $4.2 million, or 18.5%, to $26.7 million in the 1999 Third Quarter from $22.5 million in the 1998 Third Quarter. This increase resulted from a 2.0% increase in consumption due to a change of business mix and a 15.2% increase in the cost of fuel which contributed an increase of $3.5 million.

Flight equipment rentals and insurance expenses decreased $1.3 million, or 16.1%, to $7.0 million in the 1999 Third Quarter from $8.3 million in the 1998 Third Quarter. This decrease was attributable to lower rental costs associated with the purchase of two previously leased Boeing 747 aircraft in the second half of 1998 and the conversion to a capital lease of a third Boeing 747 in the 1999 First Quarter, partially offset by an increased amount of leased engines to support the current operational requirements.

Maintenance costs increased $0.5 million, or 3.9%, to $13.1 million in the 1999 Third Quarter from $12.6 million in the 1998 Third Quarter. The increase was primarily due to expenses associated with the Company’s efforts to upgrade aircraft interior coupled with an increased cost of maintenance of leased engines to support the Company’s operation. These increases were partially offset by the purchase of two Boeing 747 aircraft in the second half of 1998 and the conversion of one Boeing 747-200 aircraft to a capitalized lease agreement during the 1999 First Quarter.

Crew costs and other expenses decreased $1.1 million, or 14.3%, to $6.8 million in the 1999 Third Quarter from $8.0 million in the 1998 Third Quarter. The decrease primarily resulted from a 3.6% decrease in total block hours flown as well as decreased costs associated with a change in the Company’s business mix. In 1998, the Company operated in a charter operation which was subject to certain foreign regulations resulting in additional overtime and hotel costs.

Aircraft and traffic servicing expenses increased $3.9 million, or 14.0%, to $31.3 million in the 1999 Third Quarter from $27.5 million in the 1998 Third Quarter. This increase resulted from a change in the structure of the aircraft servicing personnel workforce to maintain quality along with an 0.8% increase in scheduled service block hours flown. Scheduled service block hours, where the Company is responsible for all operating expenses, represented 75.7% of total block hours flown for the 1999 Third Quarter compared to 73.0% for the 1998 Third Quarter.

Passenger servicing expenses decreased $1.7 million, or 10.0%, to $15.2 million in the 1999 Third Quarter from $16.9 million in the 1998 Third Quarter. This decrease resulted primarily from a 3.6% decrease in total block hours flown, resulting in lower cabin crew cost, partially offset by higher cost associated with increased scheduled service block hours as described above.

Promotion, sales and commission expenses decreased $0.1 million, or 0.5%, to $22.3 million in the 1999 Third Quarter from $22.5 million in the 1998 Third Quarter. This decrease was a result of decreased advertising expense partially offset by increased costs related with the computerized reservation system (“CRS”).

General and administrative expenses increased $0.7 million, or 11.4%, to $6.6 million in the 1999 Third Quarter from $5.9 million in the 1998 Third Quarter. This increase was primarily due to increases in legal fees associated with the Company’s ongoing legal cases. As a percentage of operating revenue, general and administrative expenses for the 1999 Third Quarter was 4.4% compared to 3.6% for the 1998 Third Quarter.

Depreciation and amortization expenses increased $2.0 million, or 13.5%, to $16.5 million in the 1999 Third Quarter from $14.5 million in the 1998 Third Quarter. This increase was primarily due to the purchase of two Boeing 747-200 aircraft in the second half of 1998 and the conversion to a capital lease of another Boeing 747 aircraft along with additional capitalized engine overhauls.

Other Expenses and Income. Interest expense increased $1.5 million, or 48.9%, to $4.5 million in the 1999 Third Quarter from $3.0 million in the 1998 Third Quarter. This increase primarily reflects a higher average outstanding debt balance in the 1999 Third Quarter. Other income for the 1998 Third Quarter resulted from a settlement of litigation in that quarter.

Income Tax Provision. The income tax provision for the 1999 Third Quarter was $0.2 million compared with a provision of $9.9 million in the 1998 Third Quarter. This decrease was based on the Company’s pretax loss for the 1999 Third Quarter and the decrease in its effective tax rate to 25.0% compared to 45.0% in the 1998 Third Quarter.

Nine Months Ended September 30, 1999 Compared with Nine Months Ended September 30, 1998.

For the nine months ended September 30, 1999 (the “1999 Nine-Month Period”), the Company reported an operating income of $5.9 million compared to an operating income of $18.8 million for the nine months ended September 30, 1998 (the “1998 Nine-Month Period”). The net loss in the 1999 Nine-Month Period was $5.6 million compared to a net income of $5.2 million in the 1998 Nine-Month Period. Scheduled passenger service unit operating expenses (per scheduled ASM) increased by 4.7% in the 1999 Nine-Month Period compared with the 1998 Nine-Month Period. Overall operating margins decreased to 1.6% in the 1999 Nine-Month Period from 4.9% in the 1998 Nine-Month Period.

Operating Revenues. The Company’s total operating revenues decreased by $12.8 million, or 3.4% to $366.4 million in the 1999 Nine-Month Period from $379.2 million in the 1998 Nine-Month Period.

Scheduled passenger service revenues increased $2.9 million, or 1.1%, to $257.3 million in the 1999 Nine-Month Period from $254.4 million in the 1998 Nine-Month Period. This increase was primarily attributable to increased demand in the domestic market as well as the inception of new international routes. Scheduled passenger traffic (as measured in RPMs) for the 1999 Nine-Month Period increased by 1.6% and scheduled capacity (as measured in ASMs) for the 1999 Nine-Month Period increased by 2.1%, resulting in a load factor of 75.7% in the 1999 Nine-Month Period compared to 76.1% in the 1998 Nine-Month Period. For the 1999 Nine-Month Period, passenger yield was $0.0794 per RPM compared with $0.0798 per RPM for the 1998 Nine-Month Period, a 0.5% decrease.

Commercial charter revenues decreased $13.2 million, or 22.6% to $45.2 million in the 1999 Nine-Month Period from $58.5 million in the 1998 Nine-Month Period. This decrease was primarily due to decreased activities in Hajj charter operations from seven aircraft in 1998 compared to four aircraft in 1999 partially offset by a new contract to transport refugees from Europe along with a sub-service contract with an African airline.

Military charter revenues decreased by $1.6 million, or 3.7%, to $41.4 million in the 1999 Nine-Month Period from $43.1 million in the 1998 Nine-Month Period primarily as a result of a temporary two-week suspension of the military contract during the 1999 First Quarter partially offset by increased activities related to the deployment of troops during the 1999 Third Quarter.

Cargo service revenue decreased to $14.0 million in the 1999 Nine-Month Period from $14.1 million in the 1998 Nine-Month Period due to a ground damage incident which occurred on one of the Company’s two B747-200 cargo aircraft on December 1, 1998. This aircraft was returned to service during the 1999 Third Quarter. One of the Company’s cargo aircraft has been inoperable since February 1996, when the FAA promulgated certain ADs which restricted the cargo carrying capacity of one of the Company’s Boeing 747-100 cargo aircraft, as well as nine other similarly converted Boeing 747-100 cargo aircraft operated by other carriers. The Company decided to ground the aircraft rather than operate it with restricted payload as required by such ADs. The FAA has approved modifcations to enhance cargo capacity. The Company is assessing the costs associated with this program. There is no assurance that such aircraft will be returned to service. The decreased revenue was partially offset by a new ACMI Contract with a European airline.

Operating Expenses. The Company’s operating expenses were consistent at $360.5 million in the 1999 Nine-Month Period compared with $360.4 million in the 1998 Nine-Month Period.

Aircraft fuel expenses increased $9.1 million, or 16.5%, to $64.2 million in the 1999 Nine-Month Period from $55.1 million in the 1998 Nine-Month Period. This increase resulted from a 12.7% increase in consumption due to a change in the business mix whereby the Company, in 1999, is responsible for fuel cost under a certain charter agreement compared with ACMI agreements in 1998, along with a 2.8% increase in the cost of fuel.

Flight equipment rentals and insurance expenses decreased $5.6 million, or 21.8%, to $20.1 million in the 1999 Nine-Month Period from $25.7 million in the 1998 Nine-Month Period. This decrease was attributable to lower rental associated with the purchase of two previously leased Boeing 747 aircraft in the second half of 1998 and the conversion to a capital lease of a third Boeing 747 in the 1999 First Quarter.

Maintenance costs decreased $8.4 million, or 22.1%, to $29.6 million in the 1999 Nine-Month Period from $38.1 million in the 1998 Nine-Month Period. This decrease was attributable primarily to lower maintenance reserves associated with the following factors: (i) a one-time refund of $1.5 million previously paid by the Company under the operating lease agreement of a Boeing 747 aircraft as a result of converting to a capital lease, and (ii) the purchase of two Boeing 747 aircraft in the second half of 1998.

Crew costs and other expenses decreased $3.0 million, or 13.0%, to $20.3 million in the 1999 Nine-Month Period from $23.3 million in the 1998 Nine-Month Period. The decrease resulted primarily from a 6.7% decrease in total block hours flown. The decrease also reflected costs incurred in 1998 for a charter operation whereby the Company was subjected to certain foreign regulations which resulted in increased costs including additional overtime and hotel costs. Aircraft and traffic servicing expenses increased $5.6 million, or 8.5%, to $71.8 million in the 1999 Nine-Month Period from $66.2 million in the 1998 Nine-Month Period. This increase resulted primarily from a 5.8% increase in scheduled service block hours flown. Scheduled service block hours, where the Company is responsible for all operating expenses, represented 65.4% of total block hours flown for the 1999 Nine-Month Period compared to 57.7% for the 1998 Nine-Month Period.

Passenger servicing expenses decreased $3.6 million, or 8.4%, to $39.0 million in the 1999 Nine-Month Period from $42.5 million in the 1998 Nine-Month Period. This decrease resulted primarily from a 6.7% decrease in total block hours flown, resulting in a lower cabin crew cost, partially offset by higher cost associated with increased scheduled service block hours as described above.

Promotion, sales and commission expenses decreased $3.7 million, or 7.1%, to $48.8 million in the 1999 Nine-Month Period from $52.6 million in the 1998 Nine-Month Period. This decrease was primarily due to a decrease in the average commission rate to 12.7% in 1999 compared to 14.5% in 1998. This decrease was partially offset by increased costs of the Computerized Reservation System (CRS) due to increased scheduled service activities.

General and administrative expenses increased $2.6 million, or 16.8%, to $18.0 million in the 1999 Nine-Month Period from $15.4 million in the 1998 Nine-Month Period. This increase was primarily due to increases in consulting fees related to a financial planning project and legal fees associated with the Company’s ongoing legal cases. As a percentage of operating revenue, general and administrative expenses for the 1999 Nine-Month Period was 4.9% compared to 4.1% for the 1998 Nine-Month Period.

Depreciation and amortization expenses increased $7.1 million, or 17.1%, to $48.7 million in the 1999 Nine-Month Period from $41.6 million in the 1998 Nine-Month Period. This increase was primarily due to the purchase of two Boeing 747-200 aircraft in the second half of 1998 and the conversion to a capital lease of another Boeing 747 aircraft along with capitalized engine overhauls.

Other Expenses and Income. Interest expense increased $2.4 million, or 22.7%, to $13.3 million in the 1999 Nine-Month Period from $10.8 million in the 1998 Nine-Month Period. This increase primarily reflects a higher average outstanding debt balance in the 1999 Nine-Month Period. Other income for the 1998 Nine-Month Period includes settlement of litigation, restructuring of an outstanding loan, partially offset by interest associated with issuance of warrants.

Income Tax Provision. The income tax benefit for the 1999 Nine-Month Period was $1.9 million compared with a provision of $4.3 million in the 1998 Nine-Month Period. This decrease was principally attributable to a pretax loss during the 1999 Nine-Month Period coupled with a decrease in its effective tax rate to 25.0% compared to 45.0% in the 1998 Nine-Month Period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital and capital expenditure requirements with cash flow generated from operations and through lease, debt and equity financing.

The Company’s cash, cash equivalents and certificates of deposit at September 30, 1999 and December 31, 1998 were $5.5 million and $3.8 million, respectively. The Company generated cash from operations for the 1999 Nine-Month Period and 1998 Nine-Month Period of $43.7 million and $40.3 million, respectively.

The description of the Company’s long-term debt included in Note 2 to Financial Statements in Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Net cash used in investing activities was $25.4 million for the 1999 Nine-Month Period compared with $25.9 million for the 1998 Nine-Month Period. The Company’s expenditures for flight equipment were $28.1 million for the 1999 Nine-Month Period compared with $29.2 million for the 1998 Nine-Month Period. Expenditures for flight equipment in the 1999 Nine-Month Period included capitalized engine overhauls and heavy airframe maintenance (See Note 2 to the Financial Statements for additional information regarding the financing of certain flight equipment expenditures).

The Company has no significant unused lines of credit and must satisfy all of its working capital, debt service and capital expenditure requirements from either internally generated funds, from external financing sources or from the sale of assets. The Nachtomi Note in the amount of $30 million is due January 1, 2000. In addition, the Company has no significant unpledged assets and, to the extent that pledged assets are sold, the applicable financing arrangements generally require the sale proceeds to be applied to repay the corresponding indebtedness.

As of September 30, 1999, the Company had negative working capital of $142.5 million compared to negative working capital of $140.4 million as of December 31, 1998. Historically, the Company has operated with a working capital deficit.

The Company is highly leveraged and has and will continue to have significant debt service obligations. As of September 30, 1999, the Company has $5.9 million of required principle payments on long-term debt due within one year. The Company currently expects that capital expenditures (net of finance) for 1999 will total approximately $40.0 million, including expenditures for scheduled heavy airframe maintenance and engine overhaul on the Company’s aircraft.

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

Year 2000

The Year 2000 problem exists because many computer programs use only the last two digits to refer to a year. This convention could affect date-sensitive calculations that treat “00” as the year 1900, rather than 2000. An additional issue is that 1900 was not a leap year, whereas the Year 2000 is. Therefore, some programs may not properly provide for February 29, 2000. This anomaly could result in miscalculations when processing critical date-sensitive information after December 31, 1999.

The Company’s comprehensive Year 2000 initiative is being managed by an internal Y2K team. To assist with Y2K efforts, the MIS team was strengthened with the hiring of additional computer experts who are familiar with information system issues confronting both the Company in particular and the airline industry in general. The Y2K team’s activities are designed to ensure that there is no adverse effect on the Company’s core business operation and that transactions with customers, suppliers and financial institutions are fully supported. The Company has determined that due to its most recent and near term software upgrades, its internal systems will function properly with respect to dates in the Year 2000 and beyond. The Company has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company’s systems or otherwise impact its operations. The Company has assessed the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies or governmental agencies on which the Company’s systems and operations rely will be converted on a timely basis and, if not so converted, will not have a material adverse effect on the Company’s business.

The Company’s Y2K team continues to assess the need to develop remediation contingency plans and business resumption contingency plans specific to the Year 2000. Remediation contingency plans address the actions to be taken if the current approach to remediating a system is falling behind schedule or otherwise appears in jeopardy of failing to deliver a Year 2000 ready system when needed. Business resumption contingency plans address the actions that would be taken if critical business functions can not be carried out in the normal manner upon entering the next century due to system or supplier failure.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

        None.

Part II.  Other Information

Item 1.  Legal Proceedings.

The only changes in legal proceedings as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and in the Company’s Form 10-Q for each of the quarterly periods ended March 31, 1999 and June 30, 1999 are the following:

The arbitrator in Terry V. Hallcom v. Tower Air, Inc. awarded the plaintiff $1,485,303.30, and denied plaintiff’s additional claim for the value of stock options in the amount of $2,027,037. Plaintiff’s Motion in the U.S. District Court for the Southern District of New York to confirm the arbitration award was deferred by the court pending consideration by the arbitrator of the Company’s Request to Modify Award.

Plaintiff in Leticia Parra, individually and on behalf of herself and other similarly situated v. Tower Air, Inc. has filed a Motion for reconsideration of the dismissal of this case which is presently pending.

Cross Motions for Summary Judgment have been filed in Solar Travel v. Tower Air, Inc. and are presently pending.

Cross Motions for Summary Judgment have been filed in Steven Liechtung on behalf of himself and others similarly situated v. Tower Air, Inc. and are being briefed.

The trial date in Hart to Hart Aircraft Detailing, Inc. v. Tower Air, Inc. has been reset for January 4, 2000.

Item 2.  Changes in Securities and Use of Proceeds.

        None.

Item 3.  Defaults Upon Senior Securities.

        None.

Item 4.  Submission of Matters to a Vote of Security Holders.

        None.

Item 5.  Other Information.

        None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	10(52)	Heller Financial-Fourteenth Amendment to Amended & Restated Loan & Security Agreement, dated September 8, 1999

10(53)	GMACBC Credit and Security Agreement, dated September 10, 1999

10(54)	GMACBC Pledge Agreement, dated September 10, 1999

10(55)	GMACBC Security Agreement (Spare Parts), dated September 10, 1999

10(56)	Employment Agreement between the Company and Charles Carnaval
(b)	Exhibit 27 Financial Data Schedule

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Tower Air, Inc. (Registrant)

Date: November 15, 1999	/s/ Morris K. Nachtomi Morris K. Nachtomi President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: November __ , 1999	/s/ Charles Carnaval Charles Carnaval Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)